Form 10QSB
period 1999-03-31
BARHILL ACQUISITION CORP
filed 1999-05-13
CIK 1068104

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended
                            March 31, 1999

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


      Class                                 Outstanding at
                                            March 31, 1999

Common Stock, par value $0.0001                   5,000,000


ITEM 1.  FINANCIAL STATEMENTS

                   BARHILL ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                            Balance Sheet
                            March 31, 1999
                             (Unaudited)

                                ASSETS


     Cash                                            $    380

     Organization cost                                     75

     TOTAL ASSETS                                     $   455


                 LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES                                       $     -

     STOCKHOLDERS' EQUITY

        Preferred Stock, $.0001 par value,                   -
          20,000,000 shares authorized,
          no shares issued and outstanding

       Common Stock, $.0001 par value,
           100,000,000 shares authorized
           5,000,000 issued and outstanding                500
       Capital in excess of par                             75

       Accumulated deficit during development             (120)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  455


NOTE   1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.  Organization and Business Operations

          Barhill Acquisition Corporation (a development stage company)(the "Company") was incorporated in Delaware on June 2, 1998 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 1999, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1999.


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

Dated:  May 12, 1999