Form 10QSB
period 1999-10-31
AQUA VIE BEVERAGE CORP
filed 2000-01-05
CIK 1068104

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

 (Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                             October 31, 1999

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                                       to

               Commission File Number 0-24801

Delaware                                         82-0506425
(State or other Jurisdiction of incorporation)   (IRS Employer Identification No.)

AQUA VIE BEVERAGE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

P.O. Box 6759  333 South Main Street Ketchum, Idaho 83340
(Address of principal executive offices)

208/622-7792

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ ]     NO [ X ]      As of the quarter ending October 31, 1999 the
                          Registrant has been subject to the filing requirements of the Securities Act of 1934 for less than 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                       Outstanding at October 31, 1999
Common Stock, Par value $0.001                     23,729,585

                        PART I - - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AQUA VIE BEVERAGE CORPORATION
(A Development Stage Company)
BALANCE SHEETS


                                                                                31-OCT-99          31-JUL-99
ASSETS                                                                         (UNAUDITED)           AUDITED
CURRENT ASSETS
Cash and cash equivalents                                                      $     6,272         $    27,298
Accounts receivable  (net of $0 allowance for doubtful accounts)                    89,534                   -
Advances to shareholder                                                            107,756              50,505
Inventories                                                                         47,085                   -
Prepaid expenses and deposits                                                       27,000             136,183
                                                                               -----------         -----------

TOTAL CURRENT ASSETS                                                               277,647             213,986

Equipment (net of $6,212  and $0 depreciation)                                      68,330              74,541

Intangibles (net of $12,188 and $9,750 amortization)                                85,313              87,750
                                                                               -----------         -----------

TOTAL ASSETS                                                                   $   431,290         $   376,277
                                                                               ===========         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable                                                               $   276,820         $   248,736
Notes payable                                                                      494,000             404,000
Accrued expenses                                                                   290,385             224,302
                                                                               -----------         -----------

TOTAL CURRENT LIABILITIES                                                        1,061,205             877,038
                                                                               -----------         -----------

Commitments and Contingencies                                                            -                   -

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value (authorized), issued and outstanding:

  Series A (200,000), outstanding: 3,814 and 3,897                                       4                   4
  Series B (200,000), outstanding: 4,987 and 4,987                                       5                   5
  Series C (10,000), outstanding: 182 and 0                                              1                   -
Common stock:

    120,000,000 and 50,000,000 shares, $0.001par, authorized

     Issued and outstanding: 23,729,585 and 22,741,664                              23,730              22,741
Additional paid in capital                                                       1,572,390           1,293,348
     Notes receivable for stock                                                    (10,000)            (10,000)
Deficit accumulated during the development stage                                (2,216,045)         (1,806,859)
                                                                               -----------         -----------
TOTAL STOCKHOLDERS' DEFICIT                                                       (629,915)           (500,761)
                                                                               -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $   431,290         $   376,277
                                                                               ===========         ===========

AQUA VIE BEVERAGE CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS


                                                            THREE MONTHS ENDED
                                                        31-OCT-99           31-OCT-98
                                                       (UNAUDITED)         (UNAUDITED)
REVENUES                                              $     13,124         $        942

OPERATING EXPENSES

Promotion and advertising                                   64,960              116,623
General and administrative                                 183,175               89,129
Legal and accounting                                       126,471               39,792
Depreciation and amortization                                8,649                2,438
                                                      ------------         ------------
TOTAL OPERATING EXPENSES                                   383,255              247,982

Loss from operations                                      (370,131)            (247,040)
                                                      ============         ============

Interest expense                                            39,055                    -

Net loss                                              $   (409,186)        $   (247,040)
                                                      ============         ============

Basic and diluted loss per share                      $      (0.02)        $      (0.03)
                                                      ============         ============


Weighted average number of shares outstanding:          23,099,921            9,318,060
                                                      ============         ============

AQUA VIE BEVERAGE CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS


                                                                 THREE MONTHS ENDED
                                                                     OCTOBER 31,
                                                                1999             1998
                                                             ---------         ---------
OPERATING ACTIVITIES                                         (unaudited)       (unaudited)
  Net loss                                                   $(409,186)        ($247,040)

ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH USED BY OPERATING ACTIVITY

  Depreciation and amortization                                  8,650             2,438
  Accrued compensation                                          60,000                 -
CHANGES IN OPERATING ASSETS AND LIABILITIES

  Advances to shareholder                                      (57,250)          (12,310)
  Accounts receivable                                          (89,534)                -
  Accounts payable                                              28,084            17,811
  Accrued expenses                                               6,084                 -
  Inventories                                                  (47,085)                -
  Prepaid expenses                                             109,183          (126,750)
                                                             ---------         ---------
NET CASH USED BY OPERATING ACTIVITIES                         (391,054)         (365,851)
INVESTING ACTIVITIES

  Purchases of equipment                                             -                 -
NET CASH USED BY INVESTING ACTIVITIES                                -                 -
FINANCING ACTIVITIES

  Proceeds from sale of stock                                  280,028           314,000
  Proceeds from notes payable                                   90,000           116,750
NET CASH PROVIDED BY FINANCING ACTIVITIES                      370,028           430,750
                                                             ---------         ---------
  Increase (Decrease) in cash                                  (21,026)           64,899
  Beginning of period                                           27,298             5,427
                                                             ---------         ---------
END OF PERIOD                                                $   6,272         $  70,326
                                                             =========         =========

Corporate income taxes paid                                          -                 -
Interest paid                                                        -                 -

NON CASH TRANSACTIONS:

1496 Series B preferred shares were issued for assets                             97,500
880,000 common shares were issued for services
during August 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Aqua Vie Beverage Corporation (a development stage company) (the "Company") was incorporated in Delaware on July 30, 1998 to serve as a vehicle to develop, promote, and market lightly flavored, all natural, still water beverages. As of October 31, 1999 the Company had accomplished a State of Delaware 251g business reorganization, had completed formulation of its HYDRATOR(TM) line of beverages comprising seven flavors, the label design for shrink-wrap labeling of PET bottles, two test runs of product and actively entered the market place developing distribution and marketing of its product line. The Company's fiscal yearend is July 31.

The Company's ability to commence full operations for production and distribution of its product line will depend upon its ability to identify and raise the capital it will require to achieve the goals and objectives of its business venture.

B. Unaudited Financial Statement and Notes

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been omitted.

NOTE 2 - STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock at $0.001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors and the Consent of the Shareholders. Currently there are authorized 200,000 shares of Series A Preferred of which 3,813.298 are outstanding; 200,000 shares of Series B Preferred of which 4,987.444 are outstanding and 10,000 Series C Preferred of which 181.8 have been issued.

B. Common Stock

The Company is authorized to issue 120,000,000 shares of common stock of which 23,729,585 were outstanding on October 31, 1999. As of October 31, 1999 the 3,814 shares of Series A Preferred and the 4,987 shares of Series B Preferred were convertible to common at the rate of 1,924.7 common for each A an B Preferred Share. If converted they represent 16,939,284 common shares. The Series A and B Preferred are subject to restrictive covenants that allow for only 10% to be convertible as of October 15, 2000 and the remainder fully convertible as of October 15, 2001. Under certain circumstances these restrictions can be modified or waived. The 182 Series C Preferred Shares can be converted to 181,800 common shares.

NOTE 3 - RELATED PARTIES

None

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the quarter ending October 31, 1999 the Company finalized a merger with Barhill Acquisition Corporation, completed and filed the first audit of its financial statements with the Securities and Exchange Commission, thereby enabling the Company to become fully reporting, and maintain its status as an OTC:BB listed and traded corporation. It also initiated the first phase of the domestic and international distribution of its Hydrator(TM) product line.

The Company also concluded and analyzed two test productions of its Hydrator
(TM) product line, incorporating a newly designed full bottle, shrink-wrap label system. The initial test run did not meet the Company's specifications and the bottler elected to reimburse the Company for the immediate costs of production and materials that were furnished. The second test confirmed the high speed production capacity of the newly installed shrink-wrap labeler with the Company's new product formulations and was completed to the Company's satisfaction. The costs incurred for the quarter were typical of a startup operation that is beginning initial production tests, with general and administrative costs being the primary costs incurred. There was no meaningful sales revenue for the period. In addition to the test production efforts, management continued to seek additional financing to support future operations.

The quarter ending October 31, 1998, was entirely dedicated to the reorganization of the Company. This reorganization, into a newly formed corporation, included the acquisition of the assets of the old Company, the identification, formal approval, and acceptance of the old company's shareholders as shareholders in the new Company, and the establishment of an office and key management in Ketchum, Idaho. Management determined that the shareholders of the old Company deserved to be shareholders in the new Company. This act re-established a significant equity ownership to all shareholders who may have been eliminated because of the involuntary bankruptcy proceedings, as well as allowed the new Company to become publicity traded.

                          PART II - - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of any such meaningful proceedings contemplated against it. The Company does anticipate certain claims being made over disagreement in contractual service fees claimed versus actual services received for the fees claimed. The Company anticipates that in the future it will have conflicts as regards the use of selected names for products and product lines in selected market places.

ITEM 2. CHANGES IN SECURITIES

There have not been any in this quarter that have not already been disclosed by an 8-K or any amendments thereto.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K, 8-K/A, AND 8-K/A AMENDMENT #2

(a). EXHIBITS

The Company will be filing a FORM 8-K/A Amendment #2 in lieu of a FORM 10-QSB which filing will include all required and applicable documents and is incorporated herein by reference when filed.

(b). REPORTS ON FORM 8-K

The Company filed a FORM 8-K dated as of August 31, 1999 and a FORM 8-K/A dated as of October 28, 1999 which contained the Company's annual audited statement for the fiscal year ending July 31, 1999. The Company will be filing a FORM 8-K/A Amendment #2 which will include all required and applicable documents and is incorporated herein by reference when filed.

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this registration report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AQUA VIE BEVERAGE CORPORATION
                                     (Registrant)

Date _______________  By  __________________________
                             Thomas J. Gillespie

                          Chief Executive Officer &
                                 President

EX 27 Financial Data Schedule
             (See attached three pages for inclusion at this place)