Form 10QSB
period 2000-01-31
AQUA VIE BEVERAGE CORP
filed 2000-03-21
CIK 1068104

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10 QSB

(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                January 31, 2000

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

YES [ ]         NO [X]             As of the quarter ending January 31, 2000 the
                                   Registrant has been subject to the filing requirements of the Securities Act of 1934 for less than 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                            Outstanding at January 31, 2000

Common Stock, Par value $0.001                             25,416,085

ITEM 1. FINANCIAL STATEMENTS:

 (See 3 pages attached to be inserted at this point)

AQUA VIE BEVERAGE CORPORATION
(A Development Stage Company)
BALANCE SHEET
(UNAUDITED)

                                                                                31-JAN-00
                                                                               -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                      $     8,905
Accounts receivable  (net of $0 allowance for doubtful accounts)                      --
Advances to shareholder                                                               --
Inventories                                                                        195,569
Prepaid expenses and deposits                                                       30,700
                                                                               -----------

TOTAL CURRENT ASSETS                                                               235,174

Equipment (net of $12,424 depreciation)                                             62,118

Intangibles (net of $14,625 amortization)                                           82,875
                                                                               -----------

TOTAL ASSETS                                                                   $   380,167
                                                                               ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable                                                               $   277,587
Notes payable                                                                      213,000
Accrued expenses                                                                   355,788
Due to shareholder                                                                  88,776
                                                                               -----------

TOTAL CURRENT LIABILITIES                                                          935,151
                                                                               -----------

Long-term debt                                                                     340,000

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value (authorized), issued and outstanding:
  Series A (200,000), outstanding: 3,183                                                 4
  Series B (200,000), outstanding: 4,653                                                 5
  Series C (10,000), outstanding: 200                                                    1
Common stock:
    120,000,000 shares, $0.001 par, authorized
     Issued and outstanding: 25,416,085                                             25,416
Additional paid in capital                                                       1,607,901
     Notes receivable for stock                                                    (10,000)
Deficit accumulated during the development stage                                (2,518,311)
                                                                               -----------
TOTAL STOCKHOLDERS' DEFICIT                                                       (894,984)
                                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $   380,167
                                                                               ===========

AQUA VIE BEVERAGE CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                                    FROM
                                                                                                                   AUGUST 1,
                                                                                                                     1997
                                               THREE MONTHS ENDED                  SIX MONTHS ENDED               (INCEPTION)
                                           31-JAN-00         31-JAN-99        31-JAN-00         31-JAN-99        TO 31-JAN-00
                                         ------------      ------------      ------------      ------------      ------------
REVENUES                                 $     17,126      $       --        $     30,250      $        942      $     47,265

OPERATING EXPENSES
Promotion and advertising                      65,825           176,994           130,785           293,617           994,265
General and administrative                    213,394           205,588           396,569           294,717         1,120,502
Legal and accounting                           21,397            73,362           147,868           113,154           374,579
Depreciation and amortization                   8,650             2,437            17,299             4,875            27,049
                                         ------------      ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                      309,266           458,381           692,521           706,363         2,516,395

Loss from operations                         (292,140)         (458,381)         (662,271)         (705,421)       (2,469,130)
                                         ============      ============      ============      ============      ============

Interest expense                               10,127              --              49,182              --              49,182

Net loss                                 $   (302,267)     $   (458,381)     $   (711,453)     $   (705,421)     $ (2,518,312)
                                         ============      ============      ============      ============      ============

Basic and diluted loss per share         $      (0.01)     $      (0.03)     $      (0.03)     $      (0.06)     $      (0.18)
                                         ============      ============      ============      ============      ============


Weighted average shares outstanding:       24,752,245        14,482,075        23,912,505        11,851,116        13,901,979
                                         ============      ============      ============      ============      ============

AQUA VIE BEVERAGE CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                  FROM
                                                                                                AUGUST 1,
                                                                  SIX MONTHS ENDED                1997
                                                                     JANUARY 31                (INCEPTION)
                                                               2000              1999          TO 31-JAN-00
                                                           -----------       -----------       ------------
OPERATING ACTIVITIES
  Net loss                                                 $  (711,453)      $  (705,421)      $(2,518,312)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH USED BY OPERATING ACTIVITY
  Depreciation and amortization                                 17,299             4,875            27,049
  Accrued compensation                                         120,000            60,000           300,000
CHANGES IN OPERATING ASSETS AND LIABILITIES
  Advances to shareholder                                      139,281          (141,529)           88,776
  Accounts receivable                                             --                --                --
  Accounts payable                                              28,852            70,775           277,587
  Accrued expenses                                              11,487             5,404            55,789
  Inventories                                                 (195,569)             --            (195,569)
  Prepaid expenses                                             105,482          (127,750)          (30,701)
                                                           -----------       -----------       -----------
NET CASH USED BY OPERATING ACTIVITIES                         (484,621)         (833,646)       (1,995,381)
INVESTING ACTIVITIES
  Purchases of equipment                                          --                --             (74,541)
NET CASH USED BY INVESTING ACTIVITIES                             --                --             (74,541)
FINANCING ACTIVITIES
  Proceeds from sale of stock                                  317,228           866,218         1,525,827
  Proceeds from notes payable                                  149,000            31,000           553,000
NET CASH PROVIDED BY FINANCING ACTIVITIES                      466,228           897,218         2,078,827
                                                           -----------       -----------       -----------
  Increase (Decrease) in cash                                  (18,393)           63,572             8,905
  Beginning of period                                           27,298             5,427              --
                                                           -----------       -----------       -----------
END OF PERIOD                                              $     8,905       $    68,999       $     8,905
                                                           ===========       ===========       ===========

Corporate income taxes paid                                       --                --                --
Interest paid                                                     --                --         $    38,375

NON CASH TRANSACTIONS:
1496 Series B preferred shares were issued for assets                        $    97,500
Notes payable and accrued interest were converted
  to common stock                                          $    37,200
Notes payable was converted to long-term debt              $   340,000
880,000 common shares were issued for services
  during August 1999

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2000


(1) The accompanying financial statements are un-audited. The un-audited financial statements and notes are presented as permitted by Form 10 QSB. Certain information and footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's annual report for the fiscal year ending July 31, 1999 contained in the FORM 8 K/A filed on October 28, 1999.

(2). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of January 31, 2000 and the results of operations and cash flows for the interim period presented. Operating results for the three months ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year ending July 31, 2000.

(3). The Company's ability to commence full and expanding operations for production and distribution of its product line will depend upon its ability to identify and raise the capital it will require to achieve the goals and objectives of its business venture plan.

(4). STOCKHOLDERS' EQUITY

     A. Preferred Stock: The Company is authorized to issue 1,000,000 shares of preferred stock at $0.001 par value with such designations, voting, other rights and preferences as may be determined from time to time by the Board of Directors and the Consent of the Shareholders. Currently there are authorized 200,000 shares of Series A Preferred of which 3,183 are outstanding; 200,000 shares of Series B Preferred of which 4,653 are outstanding and 10,000 Series C Preferred of which 200 have been issued and are outstanding.

     B. Common Stock: The Company is authorized to issue 120,000,000 shares of common stock of which 25,416,085 were outstanding on January 31, 2000. As of January 31, 2000 the 3,183 shares of Series A Preferred and the 4,653 shares of Series B Preferred were convertible to common stock at the rate of 1,924.7 common for each A and B Preferred Share. If converted they represent 15,081,949 common shares. The Series A and B Preferred are subject to restrictive covenants that allow for only 10% to be convertible as of October 15, 2000 and the remainder fully convertible as of October 15, 2001. Under certain circumstances these restrictions can be modified and waived. The 200 Series C Preferred Shares can be converted to 200,000 common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

         All references herein to the "Registrant" and to the "Company" refer to Aqua Vie Beverage Corporation.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this discussion which are not historical facts may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate", "estimate" and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, need for market acceptance of the HYDRATROR(TM) product line, the Company's reliance at this time on a single product line, reliance on the market distribution and retail system and risks associated with the Company's international operations, currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers, risks associated with competition and technological and product innovation by competitors, dependence on proprietary formulas, general economic conditions and conditions in the beverage industry, reliance on key management, limited manufacturing production history with respect to the aseptic bottling system, dependence on key suppliers, future capital needs and uncertainty of additional financing, potential recalls and product liability, dilution, effects of outstanding convertible debentures and preferred stock, limited public market, liquidity, possible volatility of stock price, recently adopted new listing standards for NASDAQ securities and environmental matters.

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this quarterly report on FORM 10QSB.

 THREE MONTH PERIOD ENDED JANUARY 31, 2000 COMPARED TO THREE MONTH PERIOD ENDED
                               JANUARY 31, 1999.

RESULTS OF OPERATIONS

NET SALES: For the three month and six month periods ended January 31, 2000 the Company had minimal reportable sales of $17,126 and $30,250, respectively, as compared to no meaningful reportable sales for the same three and six month periods ended January 31, 1999. Consequently the Company had no meaningful Gross profit for the respective periods covered by this report. The Company believes given adequate financing for production that sales figures should begin to increase by the end of this fiscal yearend.

OPERATING EXPENSES: Operating expenses were $309,266 for the three month period ended January 31, 2000 as compared to $458,381 for the three month period ended January 31, 1999 a decrease of $149,115 or 33% and were $692,521 for the six month period ended January 31, 2000 as compared to $706,363 for the six month period ended January 31, 1999 a decrease of $13,842 or 2%. Operating expenses are dominated by product promotion efforts, General and Administrative expenses, and Legal and Accounting expenses, which are characteristic of commencement of operations of a development stage company.

INTEREST EXPENSES: The Company incurred interest expense of $10,127 and $49,182 respectively for the three and six month periods ended January 31, 2000 as compared to no interest expense for the comparable three and six month periods ending January 31, 1999.

NET LOSS: The Company had net losses of $302,267 and $711,453 for the three and six month periods ended January 31, 2000 or a per share loss of $(0.01) and $(0.03) for the weighted average shares outstanding as compared to $458,381 and $705,421 for the same three and six month periods ended January 31, 1999 and a per share loss of $(0.03) and $(0.06) for the weighted average shares outstanding for those periods.

FINANCIAL CONDITION

January 31, 2000

On January 31, 2000, the Company had total liabilities of $1,275,151 of which $935,151 were current liabilities. Working capital at January 31, 2000 was ($699,977).

LIQUIDITY

The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with production of inventory for the planned increase in sales, continuation of the expansion of the Company's marketing organization, and to a lesser degree, for Quality Assurance and production and distribution management. The Company expects that funding for these expenditures will be available from the issuance of equity and/or debt securities.

However, the availability of sufficient future funds will depend to a significant extent on the market acceptability of the Company's primary product line. Accordingly, the Company may be required to issue additional convertible debentures and/or equity securities to finance such working capital requirements. There can be no assurance whether or not such financing will be available on terms satisfactory to management.

By the end of the six month period ending January 31, 2000 the Company had been able to convert $340,000 of current Notes Payable to Long Term debt and $30,000 of current Notes Payable to common stock. In early February 2000 the Company was able to convert an additional $74,000 of its current Notes Payable and $17,760 of the accrued Interest Payable into common stock of the Company.


                          PART II - - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of any such meaningful proceedings contemplated against it. The Company anticipates that in the future it will have conflicts as regards certain Accounts Payable for services invoiced but not adequately performed and for the use of selected names for products and product lines in selected market places.

ITEM 2.  CHANGES IN SECURITIES

There have not been any in this quarter.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K and 8 K/A

         (a). EXHIBITS

              (27.1) Financial Data Schedule

         (b). REPORTS ON FORM 8 K

         The Company filed a FORM 8 K dated as of August 31, 1999 and a FORM
8 K/A dated as of October 28, 1999 which contained the Company's annual audited statement for the fiscal year ending July 31, 1999.



         Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this registration report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AQUA VIE BEVERAGE CORPORATION
                                                     (Registrant)


Date March 21, 2000                          By    /S/ Thomas J. Gillespie
     ---------------                             -------------------------------
                                                       Thomas J. Gillespie
                                                    Chief Executive Officer &
                                                            President

                         AQUA VIE BEVERAGE CORPORATION
                                INDEX TO EXHIBITS



 Exhibit     Description                                              Page
 -------     -----------                                              ----
   27.1      Financial Data Schedule                                   17