Form 10QSB
period 2000-04-30
AQUA VIE BEVERAGE CORP
filed 2000-06-19
CIK 1068104

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10 QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 April 30, 2000

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

YES [ ]      NO [X]             As of the quarter ending April 30, 2000 the
                             Registrant has been subject to the filing requirements of the Securities Act of 1934 for less than 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                       Outstanding at April 30, 2000

Common Stock, Par value $0.001                     27,219,485

AQUA VIE BEVERAGE CORPORATION
(A Development Stage Company)
BALANCE SHEET

(UNAUDITED)

                                                                  30-APR-00
                                                                 -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $     1,757
Accounts receivable (net of $0 allowance for doubtful accounts)        7,665
Inventories                                                          189,093
Prepaid expenses and deposits                                         32,388
                                                                 -----------
TOTAL CURRENT ASSETS                                                 230,903
Equipment (net of $19,760 depreciation)                              134,741
Intangibles (net of $17,063 amortization)                             80,438
                                                                 -----------
TOTAL ASSETS                                                     $   446,082
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                 $   350,172
Notes payable                                                        197,000
Accrued expenses                                                     418,116
Due to shareholder                                                   455,845
                                                                 -----------
TOTAL CURRENT LIABILITIES                                          1,421,133

Long-term debt                                                       420,000

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value (authorized), issued and outstanding:
  Series A (200,000), outstanding: 2,853                                   3
  Series B (200,000), outstanding: 4,653                                   5
  Series C (10,000), outstanding: 200                                      1
Common stock:
     120,000,000, $0.001par, authorized
     Issued and outstanding: 27,219,485                               27,219
Additional paid in capital                                         1,769,109
     Notes receivable for stock                                      (10,000)
Deficit accumulated during the development stage                  (3,181,388)
                                                                 -----------
TOTAL STOCKHOLDERS' DEFICIT                                       (1,395,051)
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $   446,082
                                                                 ===========

The notes are an integral part of these financial statements

AQUA VIE BEVERAGE CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

 (UNAUDITED)                                                                                    FROM
                                                                                              AUGUST 1,
                                         THREE MONTHS ENDED          NINE MONTHS ENDED          1997
                                      ------------------------   ------------------------    (INCEPTION)
                                      30-APR-00     30-APR-99     30-APR-00    30-APR-99    TO 30-APR-00
                                      ----------    ----------   -----------  -----------  -------------
   REVENUES                           $   34,462    $    7,791   $    64,712  $     8,733    $    81,727

   OPERATING EXPENSES
   Promotion and advertising             277,891       171,200       408,676      464,817      1,272,156
   General and administrative            332,450       177,135       729,019      471,852      1,452,952
   Legal and accounting                   61,504        43,664       209,372      156,818        436,083
   Depreciation and amortization           9,773         2,437        27,072        7,312         36,822
                                      ----------    ----------   -----------  -----------    -----------
   TOTAL OPERATING EXPENSES              681,618       394,436     1,374,139    1,100,799      3,198,013

   Loss from operations                 (647,156)     (386,645)   (1,309,427)  (1,092,066)    (3,116,286)
                                      ----------    ----------   -----------  -----------    -----------
   Interest expense                       15,921             -        65,103            -         65,103

   Net loss                            $(663,077)   $ (386,645)  $(1,374,530) $(1,092,066)   $(3,181,389)
                                      ----------    ----------   -----------  -----------    -----------
   Basic and diluted loss per share    $   (0.02)   $    (0.03)  $     (0.05) $     (0.08)   $     (0.21)
                                      ==========    ==========   ===========  ===========    ===========
   Weighted average shares
      outstanding:                    26,488,858    15,140,496    24,771,289   12,947,576     15,046,240
                                      ==========    ==========   ===========  ===========    ===========

   The notes are an integral part of these financial statements

AQUA VIE BEVERAGE CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                           NINE MONTHS ENDED          FROM AUGUST 1,
                                                                APRIL 30                  1997
                                                      ---------------------------      (INCEPTION)
                                                          2000           1999          TO 30-APR-00
                                                      -----------     -----------     --------------
OPERATING ACTIVITIES
  Net loss                                            $(1,374,530)    $(1,092,065)     $(3,181,389)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH USED BY OPERATING ACTIVITY
  Depreciation and amortization                            27,072           7,312           36,822
  Accrued compensation                                    180,000         120,000          360,000
CHANGES IN OPERATING ASSETS AND LIABILITIES
  Advances to shareholder                                 506,350         (39,589)         455,845
  Accounts receivable                                      (7,665)                          (7,665)
  Accounts payable                                        101,437         135,354          350,172
  Accrued expenses                                         13,815           9,589           58,117
  Inventories                                            (189,093)                        (189,093)
  Prepaid expenses                                        103,794        (129,509)         (32,389)
                                                      -----------     -----------      -----------
NET CASH USED BY OPERATING ACTIVITIES                    (638,820)       (988,908)      (2,149,580)
INVESTING ACTIVITIES
  Purchases of equipment                                  (79,959)        (38,846)        (154,500)
NET CASH USED BY INVESTING ACTIVITIES                     (79,959)        (38,846)        (154,500)
FINANCING ACTIVITIES
  Proceeds from sale of stock                             480,238       1,005,962        1,688,837
  Proceeds from notes payable                             213,000          20,500          617,000
NET CASH PROVIDED BY FINANCING ACTIVITIES                 693,238       1,026,462        2,305,837
                                                      -----------     -----------      -----------
  Increase (Decrease) in cash                             (25,541)         (1,292)           1,757
  Beginning of period                                      27,298           5,427                -
                                                      -----------     -----------      -----------
END OF PERIOD                                             $ 1,757         $ 4,135          $ 1,757
                                                      ===========     ===========      ===========

Corporate income taxes paid                                     -               -                -
Interest paid                                                   -               -         $ 38,375

NON CASH TRANSACTIONS:
1496 Series B preferred shares were issued for assets                                     $ 97,500
Notes payable and accrued interest were converted
  to common stock                                       $ 128,960                        $ 128,960
Notes payable was converted to long-term debt           $ 340,000                        $ 340,000
880,000 common shares were issued for services
  during August 1999

The notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1). The accompanying financial statements are un-audited. The un-audited financial statements and notes are presented as permitted by Form 10-QSB. Certain information and footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's annual report for the fiscal year ending July 31, 1999 contained in the FORM 8 K/A filed on October 28, 1999.

(2). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of April 30, 2000 and the results of operations and cash flows for the interim period presented. Operating results for the three months ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year ending July 31, 2000.

(3). The Company's ability to commence full and expanding operations for production and distribution of its product line will depend upon its ability to identify and raise the capital it will require to achieve the goals and objectives of its business venture plan.

(4). STOCKHOLDERS' EQUITY

     A. Preferred Stock: The Company is authorized to issue 1,000,000 shares of preferred stock at $0.001 par value with such designations, voting, other rights and preferences as may be determined from time to time by the Board of Directors and the Consent of the Shareholders. Currently there are authorized 200,000 shares of Series A Preferred of which 2,853 are outstanding; 200,000 shares of Series B Preferred of which 4,653 are outstanding and 10,000 Series C Preferred of which 200 have been issued and are outstanding.

     B. Common Stock: The Company is authorized to issue 120,000,000 shares of common stock of which 27,219,485 were outstanding on April 30, 2000. As of April 30, 2000 the 2,853 shares of Series A Preferred and the 4,653 shares of Series B Preferred were convertible to common stock at the rate of 1,924.7 common for each A and B Preferred Share. If converted they represent 14,446,798 common shares. The Series A and B Preferred are subject to restrictive covenants that allow for only 10% to be convertible as of October 15, 2000 and the remainder fully convertible as of October 15, 2001. Under certain circumstances these restrictions can be modified and waived. The 200 Series C Preferred Shares can be converted to 200,000 common shares.

(5). INVENTORY

Inventory is valued at the lower of cost or market on a FIFO basis. Inventory delivered is considered a promotional expense at this stage in the development of the company.

Inventory at April 30, 2000 consists of :  Finished Goods    $ 69,195
                                           Work-In-Process   $106,390
                                           Raw Materials     $ 13,508
                                                             --------
                                           Total Inventory   $189,093

(6). LONG-TERM DEBT

Long-term debt consists of the following:

$80,000 Convertible Note - Interest accrues at 8%. The principal is convertible into common stock of the company on or after August 29, 2000. The conversion price will be within the range of $.80 to $3.00. The note is due September 1, 2001.

$340,000 Convertible Debenture - Interest accrues at 8% and the principal and accrued but unpaid interest may be converted into common stock of the company on or after September 17, 2000. The conversion price is $.40 per share. The debenture is due September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

     All references herein to the "Registrant" and to the "Company" refer to Aqua Vie Beverage Corporation.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements in this discussion which are not historical facts may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate", "estimate" and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, need for market acceptance of the HYDRATRORTM product line, the Company's reliance at this time on a single product line , reliance on the market distribution and retail system and risks associated with the Company's international operations, currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers, risks associated with competition and technological and product innovation by competitors, dependence on proprietary formulas, general economic conditions and conditions in the beverage industry, reliance on key management, limited manufacturing production history with respect to the aseptic bottling system, dependence on key suppliers, future capital needs and uncertainty of additional financing, potential recalls and product liability, dilution, effects of outstanding convertible debentures and preferred stock , limited public market, liquidity, possible volatility of stock price, recently adopted new listing standards for NASDAQ securities and environmental matters.

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this quarterly report on FORM 10-QSB.

                THREE MONTH PERIOD ENDED APRIL 30, 2000 COMPARED
                  TO THREE MONTH PERIOD ENDED APRIL 30, 1999.

RESULTS OF OPERATIONS

NET SALES: For the three month and nine month periods ended April 30, 2000 the Company had minimal reportable sales of $34,462 and $64,712, respectively, as compared to no meaningful reportable sales for the same three and nine month periods ended April 30, 1999. Consequently the Company had no meaningful Gross profit for the respective periods covered by this report. The Company believes given adequate financing that sales figures should begin to increase by the end of this fiscal yearend.

OPERATING EXPENSES: Operating expenses were $681,618 for the three month period ended April 30, 2000 as compared to $394,436 for the three month period ended April 30, 2000 an increase of $287,182 or 73% and were $1,374,139 for the nine month period ended April 30, 2000 as compared to $1,100,799 for the nine month period ended April 30, 1999 an increase of $273,340 or 25%. Operating expenses are dominated by product promotion efforts, General and Administrative expenses, and Legal and Accounting expenses, which are characteristic of commencement of operations of a development stage company.

INTEREST EXPENSES: The Company incurred interest expense of $15,921 and $65,103 respectively for the three and nine month periods ended April 30, 2000 as compared to no interest expense for the comparable three and nine month periods ending April 30, 1999.

NET LOSS: The Company had net losses of $663,077 and $1,374,530 for the three and nine month periods ended April 30, 2000 or a per share loss of $(0.02) and $(0.05) for the weighted average shares outstanding as compared to $386,645 and $1,092,066 for the three and nine month periods ended April 30, 1999 and a per share loss of $(0.03) and $(0.08) for the weighted average shares outstanding for those periods.

FINANCIAL CONDITION

April 30, 2000 compared to July 31, 1999

Total assets increased $69,805 from fiscal year end July 31, 1999. The increase was primarily a result of increased inventories and equipment in the amount of $189,093 and $60,200 respectively offset by a reduction of prepaid expenses and advances to shareholder of $103,795 and $50,505 respectively.

On April 30, 2000, the Company had total liabilities of $1,841,133 compared to $877,038 on July 31, 1999. The increase was primarily the result of a $455,845 increase in due to shareholder, an increase of $213,000 in notes payable and long-term debt, and an increase of $193,814 in accrued expenses. Working capital at April 30, 2000 was ($1,190,230) compared to ($663,052) at July 31, 1999.

LIQUIDITY

The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with production of inventory for the planned increase in sales, expansion of the Company's marketing organization, and to a lesser degree, for quality assurance and production and distribution management. The Company expects that funding for these expenditures will be available from the issuance of equity and/or debt securities.

However, the availability of sufficient future funds will depend to a significant extent on the market acceptance of the Company's primary product line. Accordingly, the Company may be required to issue additional convertible debentures and/or equity securities to finance such working capital requirements. There can be no assurance whether or not such financing will be available on satisfactory terms.

By the end of the nine month period ending April 30, 2000 the Company had been able to convert $340,000 of current notes payable to long-term debt and $104,000 of current notes payable and $24,960 of accrued interest to common stock.

SUBSEQUENT EVENTS

Subsequent to the end of the period, on June 5, 2000, the Company received a commitment from two investment portfolios controlled by unrelated third parties for financing up to an aggregate amount of $6 million through September 30, 2000, to be used in bottling production and to address an order backlog accumulated subsequently, as well as general working capital. Initial funding related to this commitment has been received by the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K, 8 K/A, AND 8 K/A AMENDMENT #2

        (a).   EXHIBITS

               The Company is completing the drafting and review for filing of a FORM 8 K/A Amendment #2 as of this filing date, which filing will be in lieu of a FORM 10 KSB. This filing will include all required and applicable documents and is incorporated herein by reference when and as filed.

        (b).   REPORTS ON FORM 8 K

               The Company filed a FORM 8 K dated as of August 31, 1999 and a FORM 8 K/A dated as of October 28, 1999 which contained the Company's annual audited statement for the fiscal year ending July 31, 1999. The Company will be filing a FORM 8 K/A Amendment #2 which will include all required and applicable documents and is incorporated herein by reference when filed.

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