Form 10KSB
period 2000-07-31
AQUA VIE BEVERAGE CORP
filed 2000-11-15
CIK 1068104

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the fiscal year ended July 31, 2000
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Transition period from____________________ to _____________________
Commission file number 0-24801

                          AQUA VIE BEVERAGE CORPORATION
                 (Name of small business issuer in its charter)

           Delaware                                             82-056425
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

P.O. Box 6759 333 South Main Street Ketchum, Idaho                 83340
--------------------------------------------------                 -----
    (Address of principal executive offices)                     (Zip Code)
   Issuer's telephone number (208) 622-7792

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered

----------------------------         -------------------------------------------

----------------------------         -------------------------------------------
Securities registered pursuant to Section 12(g) of the act:


--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( ) State issuer's revenues for Its most recent fiscal year $151,933

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On October 31, 2000 the aggregate market value was $10,398,935.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliated on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 5(d) of the Exchange Act after the distribution of securities under a plan confirm by a court. Yes_______No______

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date. 30,247,049 outstanding on October 31, 2000.

DOCUMENTS INCORPORATED BY REFERENCE:

IF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE, BRIEFLY DESCRIBE THEM AND IDENTIFY THE PART OF THE FORM 10-KSB (e.g., Part I, Part II, etc.) into which the documents incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [X]


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Aqua Vie Beverage Corporation, a Delaware Corporation, ("Aqua Vie") was incorporated on July 29, 1998 and was initially a wholly owned subsidiary of BEVA ("BEVA") Corporation, which had been incorporated in Delaware in 1990. A merger procedure under Section 251(g) of the Delaware Corporate Code in October 1998 resulted in Aqua Vie becoming the parent, and BEVA becoming the wholly owned subsidiary, with the former shareholders of BEVA becoming by action of law the shareholders of Aqua Vie. BEVA retained certain assets it had prior to this procedure, but is now inactive. BEVA had been originally acquired in a Chapter 11 Bankruptcy proceeding.

BARHILL EXCHANGE: Pursuant to an agreement and plan of merger dated August 31, 1999 between Barhill Acquisition Corporation (Barhill), a Delaware corporation, and Aqua Vie Beverage Corporation, all outstanding shares of common stock of Barhill were exchanged for 250,000 shares of common stock of Aqua Vie in a transaction in which Aqua Vie was the surviving company. Barhill had no assets, liabilities, or history of operations. This transaction is more fully described in Form 8-K/A dated October 28, 1999.

BUSINESS OF ISSUER:

PRODUCTS: Aqua Vie Beverage Corporation develops, manufactures, and markets new all-natural beverages. The Company has developed a new category of beverages called "water beverages", that includes Hydrators(TM), a line of spring water beverages that encourages personal hydration, "Eau Vin"(TM) a line of non-alcoholic wines and champagne made from spring water, and PurePlay(TM) a line of spring water beverages for children.

Aqua Vie has in development and/or test markets Aqua Vie Smoothies, the "E" line of naturally fortified spring water beverages, and Aquaceuticals(TM) a line of nutraceutical made from spring water.

PROCESS: Aqua Vie presently enters into long term contracts with specialized beverage co-packing companies, to produce all of its product lines, utilizing a bottling filler technology that provides for all-natural beverage ingredients to be bottled in Polyethylene Terephthlate (PET) plastic bottles, a universally accepted container/vehicle for bottled water. This state-of-the-art aseptic filling technology protects the desired attributes of the all-natural ingredients, resulting in the exclusive, all-natural product lines that have been developed by Aqua Vie.

Spring water is cold filtered with micron filtration so fine that it can remove bacteria from water, and is then combined with crystalline fructose, and all-natural flavors and fragrances that undergo the same filtration process. No artificial ingredients or preservatives are used, and the entire process is reviewed for Kosher certification. The products are then aseptically bottled into distinctive shrink wrapped PET plastic bottles. They are sealed for freshness, capped with a sports cap and then sealed with a tamper-proof outer seal.

Although a more expensive process than non-aseptic bottling, aseptic PET bottling provides for the complete sterilization of a PET bottle and its contents. Pasteurization, hot-fill, and processes that utilize preservatives, destroy a substantial amount of the natural attributes of fruits and beverages during the bottling process such as color, taste, and aroma, as well as many of the nutritional elements of these beverages including vitamins, minerals, and herbs. Aqua Vie's PET aseptic process retains nutrition thereby enhancing natural nutrients as well as herbal additives.

When Aqua Vie's aseptic research began, there was one aseptic/PET beta test site in the United States capable of processing Aqua Vie's new "water beverages", which Aqua Vie employed as its first domestic co-packer. This year numerous PET/aseptic production facilities are starting up in the US and Europe with equipment manufactured primarily by two different manufacturing companies.

Aqua Vie has designed all facets of the retail packaging systems for its product lines to accommodate high-speed production in bottling facilities in the U. S. as well as Europe, for both a co-packer and company owned equipment. Aqua Vie was the first company to introduce the use of a poly-shrink, full-body label on a PET plastic bottle, and in doing so created a system that can be applied by readily available commercial labelers onto a consumer-acceptable, generic PET bottle.

Aqua Vie has developed a comprehensive quality assurance system and manual for use by the bottlers. The bottlers are required to adhere to the quality assurance manual as part of their bottling contract. The strict adherence to the manual helps assure product quality.

Aqua Vie has a total of 16 employees, consultants and sales agents. Seven are on staff at corporate headquarters and nine are working in sales throughout the United States. The Company also utilizes an extensive consulting network of 11 persons, in a variety of beverage disciplines.

DISTRIBUTION OF THE PRODUCT: The Company is negotiating with distributors focusing primarily on retail and food services distribution across the southern half of the U. S., and several population centers in the Northeast. As a result Aqua Vie is now represented in several top US markets including New York City, Philadelphia, Miami/Fort Lauderdale, Houston, Dallas-Fort Worth, Oklahoma City, Sacramento, Los Angeles, San Diego, and San Francisco. The Company has also carried out consumer tests in Saudi Arabia, Europe, and China as a part of initiating a co-packing arrangement in France. Aqua Vie offers information about its products and a product purchasing and subscription service on its Internet site.

AQUA VIE'S PLACE IN THE MARKET: Aqua Vie Hydrators bridge two primary market categories in the beverage industry: soft drinks and bottled water. Standard
& Poor's Foods & Nonalcoholic Beverages Industry Survey, May 2000, reports, "U.S. retail sales of the five major nonalcoholic refreshment beverage categories totaled approximately $81.7 billion in 1998 (latest available), up 2.8% from 1997's level, according to Beverage World magazine. These categories are soft drinks ($54.3 billion), fruit beverages ($17.5 billion), bottled water ($5.2 billion), ready-to-drink tea ($2.5 billion), and sports drinks ($2.3 billion)." Aqua Vie intends to enter the market with its unique packaging and product to establish a new market segment for flavored water that does not use preservatives or artificial sweeteners.

GOVERNMENT APPROVAL: Other than normal corporate registration and licensing the Company does not need any additional and/or unique government license or permit. The food and beverage industries are highly regulated and subject to many federal and state government rules, regulations and oversight but compliance is part of the service furnished by the bottler under the bottling production contract. As to any future possible government regulations it is believed that if any are ever imposed that they will be broad market pervasive and of general application to all members of the beverage industry.

ITEM 2. DESCRIPTION OF PROPERTY.

Aqua Vie leases approximately 3,800 square feet of office space in Ketchum, Idaho for it's corporate headquarters. The lease runs to November 15, 2001 with an option to extend for one three year period. Aqua Vie contracts with co-packers in California and France to produce its product.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Aqua Vie's common stock is traded in the over-the counter market and prices are quoted on the NASDAQ Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


Year Ended July 31, 1999          High        Low
------------------------------------------------------

          First quarter           1.72       1.02

          Second quarter          1.25       0.13

          Third quarter           1.13       0.14

          Fourth quarter          1.94       0.59



Year Ended July 31, 2000          High        Low
------------------------------------------------------

          First quarter           1.22       0.39

          Second quarter          1.91       0.33

          Third quarter           1.91       0.63

          Fourth quarter          0.88       0.47


There is one class of common stock and approximately 700 shareholders plus an estimated 10,000 beneficial holders in street name.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Matters discussed herein, contain forward-looking statements that involve risk and uncertainties. This is particularly true as it relates to comments about the development and funding of Aqua Vie's future production capability, expectations about profitability, and new product introduction. Results may differ significantly from results indicated by forward-looking statements.

Factors that might cause some differences, include, but are not limited to: (1) Changes in general economic conditions, including but not limited to increases in interest rates; (2) Government regulations affecting customers and the packaging process for company products; (3) The potential for product recall;
(4) While Aqua Vie is not aware of products quite like theirs there are many similar products competing for shelf space and market share in the bottled water industry; (5) The ability of Aqua Vie to successfully bring new products from their development stage into full and profitable production and sales; (6) Aqua Vie's ability to raise sufficient debt and/or equity capital to perfect its business plans; (7) The occurrences of incidents that could subject Aqua Vie to liability or fines; (8) The ability of Aqua Vie to attract the needed network of dealers and distributors, and secure the shelf space in stores necessary to achieve sales forecasts; (9) Until Aqua Vie is able to build and control its own production facilities Aqua Vie could face difficulties maintaining a suitable relationship with co-packers.

PLAN OF OPERATION: During the last year Aqua Vie continued establishing a market presence for its line of Hydrators, lightly flavored spring water beverages. Aqua Vie is in the process of introducing products in more states using distributors and growing revenue. Aqua Vie's bringing product to the market using aseptic filler technology is believed by management to be one feature that has set Aqua Vie apart from the rest of the industry. At present a small portion of Aqua Vie's revenue comes from Internet sales that Aqua Vie believes will have an important part of future revenue. To date the multi-state distributor network is producing revenue at an annualized rate of about 2.5 million dollars a year. Aqua Vie's current capitalization is not sufficient to meet the sudden growth in orders and apparent market acceptance; Aqua Vie is seeking up to $20 million refinancing.

Given Aqua Vie's present relationship with co-packers and the present cost structure, adequate levels of profitability may be achieved in a timely fashion. Aqua Vie is negotiating lower packing fees with several new aseptic filler co-packers, which promise more profitable operations, however, meaningful improvements in operating profits are available by gaining control of production facilities with new financing. The immediate solution to profitability in this early growth rests with Aqua Vie obtaining the ability to purchase its own aseptic fillers resulting in a significant reduction in cost and obtaining scheduling control of production runs.

In the forthcoming year Aqua Vie expects to improve margins by introducing new products that management believes will support higher gross margins in today's competitive market environment. The first to be introduced will be a non-alcoholic wine made from spring water. It will be a multi flavor line of beverages designed to satisfy the desire for a wine or champagne taste without the presence of alcohol or preservatives as a component of the beverage. That will be followed by a line of Hydrators for children. The third area of new products will be a new fresh fruit smoothie drink management believes is superior to anything now on the market.

Aqua Vie's product line contains no patented or patentable features or components. The emphasis will be on copyrighting, trade marking and the use of trade secret formulations. Aqua Vie is instituting non-disclosure/non-compete agreements with employees, suppliers and bottlers. At present the company has not issued any licenses, franchises, concessions, royalty agreements or labor contracts though future development may include such actions as part of the corporate strategy.

As mentioned above, Aqua Vie offers information about its products and a subscription service on its Internet site. Management intends to expand and develop marketing of Aqua Vie beverages through the Internet.

LIQUIDITY AND CAPITAL RESOURCES: Aqua Vie seeks up to $20 million in new capital to finance receivables, introduce new product lines, purchase equipment and provide working capital in the early stages to implement its expansion program. The new investment sought will allow the Company to meet demand and grow from its current projected annual volume of about 700,000 cases to over 50 million cases by the third year hence. With Aqua Vie undercapitalized for the rapid growth in sales it is suddenly experiencing, it is dependent on stock sales and loans to continue delivering product.

In the year ended July 31, 1998 Aqua Vie sold stock for $182,750 and borrowed $144,000. In the year ended July 31, 1999 Aqua Vie sold stock for $1,025,849, increased borrowing by $260,000, and received loans from an officer of $42,416. In the year just ended July 31, 2000 Aqua Vie sold stock for $936,525, increased borrowing by $345,000, and received loans from an officer of $404,105.


RESULTS OF OPERATIONS: Aqua Vie began building its multi-state distributor network and began obtaining shelf space in retail stores during the year just ended and as a result received its first meaningful revenue from sales during the year of $151,924. While establishing testing standards, and quality assurance procedures for the Aqua Vie Quality Assurance Production System and Manual, the company internally utilized approximately 24,000 cases of Hydrators. During the new product introductory phase, numerous cases were also distributed in lieu of slotting expenses, which resulted in a negative gross profit of $80,434. These expenses are currently generating a projected annual sales revenue of $2.5 million. General and administrative, legal and accounting expenses increased significantly to accommodate the introduction of Aqua Vie Hydrators and the development of its rapidly growing distributor network.

ITEM 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Aqua Vie Beverage Corporation
Ketchum, ID

        I have audited the accompanying consolidated balance sheets of Aqua Vie Beverage Corporation as of July 31, 2000, and the consolidated related statements of operations, stockholders' deficit, and cash flows for the years ended July 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aqua Vie Beverage Corporation as of July 31, 2000, and the results of its operations and its cash flows for the years ended July 31, 2000 and 1999, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that Aqua Vie Beverage Corporation will continue as a going concern. The Company's negative working capital and recurring losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

W. Alan Jorgensen
Certified Public Accountant

September 26, 2000
Seattle, Washington

AQUA VIE BEVERAGE CORPORATION.
CONSOLIDATED BALANCE SHEET
JULY 31, 2000


ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                         $     11,127
Accounts receivable                                                                     25,238
Inventory                                                                              249,790
Prepaid and other assets                                                                93,476
                                                                                  ------------
Total current assets                                                                   379,631

Equipment & Property (net of $24,847 accumulated depreciation)                         127,489
Intangibles (net of $19,500 accumulated amortization)                                   78,000
TOTAL ASSETS                                                                      $    585,120
                                                                                  ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable                                                                  $    154,621
Notes payable                                                                          792,000
Accrued expenses                                                                       467,564
Loan from related party                                                                353,600
                                                                                  ------------
Total current liabilities                                                            1,767,785

Long Term Debt                                                                          18,362
                                                                                  ------------

TOTAL LIABILITIES                                                                    1,786,147

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value (authorized), issued and outstanding:
  Series A (200,000), outstanding: 2,557 shares                                              3
  Series B (200,000), outstanding: 4,653 shares                                              4
  Series C (10,000), outstanding: 200 shares                                                 2
Common stock: 120,000,000 shares, $0.001 par, authorized
   Issued and outstanding: 30,811,408                                                   30,811
Additional paid in capital                                                           2,422,234
Deficit accumulated                                                                (3,654,081)

                                                                                   ----------
TOTAL STOCKHOLDERS DEFICIT                                                         (1,201,027)
                                                                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $  585,120
                                                                                   ==========

The accompanying notes are an integral part of these financial statements



AQUA VIE BEVERAGE CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                JULY 31,               JULY 31,
                                                                  2000                   1999
                                                              ------------          ------------
REVENUES                                                      $    151,924          $     16,433

Cost of Goods Sold                                                 232,358                    --
                                                              ------------          ------------

Gross profit (loss)                                                (80,434)               16,433
                                                              ------------          ------------

EXPENSES
Promotion and Advertising                                          578,359               755,583
General and administrative                                         715,770               594,723
Legal and accounting                                               360,923               193,594
Depreciation and Amortization                                       34,597                 9,750
                                                              ------------          ------------
TOTAL EXPENSES                                                   1,689,649             1,553,650

Loss from operations                                            (1,770,083)           (1,537,217)
                                                              ------------          ------------

Oter Income (Expense)
  Interest Expense                                                 (77,139)              (34,560)
                                                              ------------          ------------

Net loss                                                      $ (1,847,222)         $ (1,571,777)
                                                              ============          ============

Basic and primary loss per common share                       $      (0.07)         $      (0.11)

Weighted average number of common shares outstanding:           25,649,677            14,044,036

The accompanying notes are an integral part of these financial statements

AQUA VIE BEVERAGE CORPORATION.
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                 YEAR ENDED           YEAR ENDED
                                                                               JULY 31, 2000        JULY 31, 1999
                                                                               -------------        -------------
OPERATING ACTIVITIES
Net loss                                                                        $(1,847,222)         $(1,571,777)
Adjustments to reconcile net loss to cash used by operating activities:
  Compensatory stock grants                                                          81,475
  Depreciation and amortization                                                      34,597                9,750
  Notes payable for compensation                                                    115,000
Changes in operating assets and liabilities:
  Accrued compensation                                                              240,000              180,000
  Accounts receivable                                                               (25,238)
  Inventory                                                                        (249,790)
  Accounts payable                                                                 (114,382)             242,055
  Accrued expenses                                                                  183,262               44,302
  Prepaid expenses                                                                  (62,707)            (136,183)
                                                                                -----------          -----------
Net cash used by operating activities                                            (1,645,005)          (1,231,853)
INVESTING ACTIVITIES
  Purchases of equipment                                                            (56,796)             (74,541)
                                                                                -----------          -----------
Net cash used by investing activities                                               (56,796)             (74,541)
FINANCING ACTIVITIES
  Proceeds from sale of common stock                                                836,525            1,025,849
  Proceeds from sale of preferred stock                                             100,000
  Proceeds from notes payable                                                       345,000              260,000
  Advances from shareholder                                                         404,105               42,416
                                                                                -----------          -----------
Net cash provided by financing activities                                         1,685,630            1,328,265
                                                                                -----------          -----------
  (Decrease) Increase in cash                                                       (16,171)              21,871
  Beginning of period                                                                27,298                5,427
                                                                                -----------          -----------
CASH AND CASH EQUIVALENTS END OF YEAR                                           $    11,127          $    27,298
                                                                                ===========          ===========

Corporate income taxes paid                                                     $        --          $        --
Interest paid                                                                   $        --          $        --

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Common shares issued for notes                                                  $   128,638
Common shares issued for services                                               $    81,475          $         9
Preferred shares issued for assets                                                                   $    97,500
Notes payable for current payables for compensation                             $   115,000
Shares issued for retainer                                                      $    20,000
Equipment purchased for long term debt                                          $    21,000

The accompanying notes are an integral part of these financial statements

AQUA VIE BEVERAGE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                    SERIES A PREFERRED         SERIES B PREFERRED       SERIES C PREFERRED
                                  ---------------------       -------------------     ----------------------
                                   Share          Amt          Share         Amt      Share             Amt
                                  -------       -------       -------       -----     -----            -----
BALANCES AT JULY 31, 1998              --       $    --            --       $  --        --           $   --
Issued for cash
Issued for assets                                               1,496           2
Issued to founders                  4,343             4         3,491           3
Conversion preferred to common       (446)           --
Net Loss for year ended
 July 31, 1999
                                  -------       -------       -------       -----       ---           ------
Balances at July 31, 1999           3,897             4         4,987           5        --               --
                                  -------       -------       -------       -----       ---           ------
Shares issued for cash
Preferred for cash                                                                      200               --
Shares issued for services
Shares issued for notes payable
Converted to common                (1,340)           (1)
Converted to common                                              (334)         (1)
Net Loss for year ended
 July 31, 2000
                                  -------       -------       -------       -----       ---           ------
Balances at July 31, 2000           2,557       $     3         4,653       $   4       200               --
                                  =======       =======       =======       =====       ===           ======



                                        COMMON STOCK            PAID-IN CAPITAL      NOTE REC.      ACCUM. DEFICIT         TOTALS
                                 ---------------------------    ---------------     -----------     --------------      -----------
                                    Share             Amt             Amt
                                 -----------      ----------    ---------------
BALANCES AT JULY 31, 1998          2,458,007      $    2,458      $   190,292       $   (10,000)      $  (235,082)      $   (52,332)
Issued for cash                   18,699,509          18,699        1,007,142                                             1,025,841
Issued for assets                                                      97,498                                                97,500
Issued to founders                                                                                                                7
Conversion preferred to common       807,141             807             (807)
Net Loss for year ended                                                                                (1,571,777)       (1,571,777)
 July 31, 1999
                                 -----------      ----------      -----------       -----------       -----------       -----------
Balances at July 31, 1999         21,964,657          21,964        1,294,125           (10,000)       (1,806,859)         (500,760)
                                 -----------      ----------      -----------       -----------       -----------       -----------
Shares issued for cash             2,596,000           2,596          833,928                                               836,524
Preferred for cash                                                    100,000                                               100,000
Shares issued for services         2,703,500           2,704           68,772            10,000                              81,475
Shares issued for notes payable      322,400             322          128,638                                               128,960
Converted to common                2,580,851           2,581           (2,582)                                                   (1)
Converted to common                  644,000             644             (645)                                                   (2)
Net Loss for year ended                                                                                (1,847,222)       (1,847,222)
 July 31, 2000                   -----------      ----------      -----------       -----------       -----------       -----------
Balances at July 31, 2000         30,811,408      $   30,811      $ 2,422,235       $        --       $(3,654,081)      $(1,201,027)
                                 ===========      ==========      ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements

AQUA VIE BEVERAGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2000

NOTE 1 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION Aqua Vie Beverage Corporation was incorporated on July 31, 1998 in the state of Delaware. The Company's principal assets, acquired through a bankruptcy court ordered liquidation of the predecessor, included, among other things, the trade name, beverage formulae and the public company status. These assets were acquired by the issuance of Series B preferred stock. The Company's business activities have been financed primarily through the issuance of equity securities, outside loans, and loans from officers and shareholders.

The Company's principal products include low calorie, all natural, non-preservative, lightly flavored bottled water. Management plans and believes its products will be marketed nationally and internationally.

GOING CONCERN The Company's ability to continue and become a going concern is dependent upon its success in improving gross profits and improving operational efficiencies, continuing to establish distributors and markets for its primary developed and market tested product line, and acquiring adequate financing. Management's plans include expenditures for advertising, inventory production and establishing a distribution network. Management expects to finance its initial operations through borrowings, and private and public offerings of the Company's equity securities.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS The Company considers, and the financial statements reflect, all highly liquid short-term investments with original maturity of three months or less as cash.

DEPRECIATION AND AMORTIZATION Equipment is depreciated over the estimated useful life of three years using the straight-line method. A full year of depreciation is taken for equipment acquired in the first half of the year and no depreciation is taken for equipment acquired in the second half of the year. Depreciation expense for the fiscal years ended July 31, 2000 and 1999, was $24,847, and $0, respectively. Intangible assets are amortized over 10 years. Amortization expense was $9,750 for each fiscal year ended July 31, 2000 and 1999.

SLOTTING FEES The Company pays slotting or shelving fees to retailers. These cost are deferred and amortized over the expected retail life of the product, currently 10 years. Slotting fees paid during fiscal 2000 were $42,500 and covered two months. Amortization of slotting fees for the fiscal year ended July 31, 2000 was $700.

COST OF ISSUING COMMON STOCK The Company accounts for the cost incurred in connection with offering securities as a reduction in paid-in capital.

INCOME TAXES Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances have been established to reduce tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in net deferred tax assets and liabilities.

AQUA VIE BEVERAGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2000

NET LOSS PER COMMON SHARE Net loss per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. When dilutive, stock options and other potentially dilutive securities are included as common share equivalents using the treasury stock method.

There was no difference between basic and fully diluted earnings per share for all periods presented.

CONSOLIDATION The Company's accounting policy in consolidating its sole subsidiary is to eliminate all intercompany transactions.

NOTE 2 INVENTORY

Inventory is valued on a FIFO basis at the lower of cost or market. There was no beginning inventory. Ending inventory consisted only of finished goods amounting to $249,790. Inventory purchased during fiscal 2000 was $482,148.

NOTE 3 EQUIPMENT AND PROPERTY

Equipment and property at July 31, 2000 consisted of the following:


                                                Accumulated        Net Equip
                 Equipment       Property       Depreciation      and Property
                 ---------       --------       ------------      ------------
Beginning         $74,541         $    --         $(24,847)         $ 49,694

Additions          24,818          52,978                             77,796
                  -------         -------         --------          --------
Ending            $99,359         $52,978         $(24,847)         $127,490
                  =======         =======         ========          ========


The Company is in the process of acquiring a trade booth to be used in the promotion of it products. At July 31, 2000, the trade booth was about 50% complete. This asset has not been put into use and no depreciation has been recorded.

NOTE 4 NET OPERATING LOSS CARRYFORWARD

The Company acquired, as part of the assets purchased in the bankruptcy liquidation sale, the predecessor company's net operating loss carryforward
(NOL) in the approximate amount of $15 million. A valuation allowance has been established so that no value is reflected at the balance sheet dates for any deferred tax benefit. The value, if any, of the NOL will depend upon a number of unknowns, including, among others, attaining profitable operations and other tax law issues related to the acquisition of the NOL from the Company's predecessor. The aggregate net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, expire beginning in 2001.

NOTE 5 STOCK BASED COMPENSATION

Financial Accounting Standards No. 123 (SFAS 123) addresses the accounting for stock-based compensation arrangements. SFAS 123 permits a company to choose either a new fair-value-based method or the APB Opinion 25 intrinsic-value-based method of accounting for stock-option-based compensation arrangements. Management will continue to record stock-based compensation using APB Opinion 25 intrinsic-value-based method. The pro forma effect on the income statement if the Company had adopted the SFAS 123 fair-value-based method to account for stock-based compensation arrangements would have been to increase net loss by an estimated $250,000, and a nominal amount, for fiscal years ended July 31, 2000 and 1999, respectively.

During fiscal 2000 and 1999 there were no options issued to purchase shares of restricted rule 144 stock.

                         AQUA VIE BEVERAGE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2000

NOTE 6 RELATED PARTY TRANSACTIONS

A legal dispute with former bankruptcy legal counsel who was engaged in the attempt to reorganize the predecessor corporation concerning their legal fees has been settled. The $80,000 costs of settling the suit have been included in general and administrative expenses.

NOTES RECEIVABLE FROM STOCKHOLDERS The Company has issued common shares in return for a note receivable from a stockholder. This note receivable had been accounted for as a reduction of stockholders' equity. The obligor has satisfied receivable providing services valued by the Company at $10,000, the amount of the note.

ADVANCES TO OFFICER From time to time the Company borrows money from its CEO, Mr. Thomas Gillespie, and at other times lends money to the CEO. At July 31, 2000, $353,600 was owed to the CEO under this arrangement. At July 31, 1999, $50,505 was due from the CEO. These amounts are payable (due) on demand and carry no interest rate.

NOTE 7 COMMON STOCK

WARRANTS TO PURCHASE COMMONS SHARES At July 31, 2000 there were warrants outstanding to purchase the 422,800 shares of the Company's common stock at prices and expirations dates indicated below. There were no warrants exercised during the year.

                                                           Number     Common     Common
                          Date    Expiration    Price        of     Shares per   shares
                         Issued      Date     per share   Warrants    Warrant   Issuable
                        --------  ----------  ---------   --------  ----------  --------
Beginning of year       10/14/98   10/14/99     $1.50        36       4,800      172,800

                        10/14/98   10/14/00     $2.50        36       4,800      172,800
                                                                                 -------
Totals July 31, 2000                                                             345,600

During fiscal 2000

Warrants issued          8/31/00    8/31/04     $1.00         1     250,000      250,000

Warrants expired        10/14/98   10/14/99     $1.50       (36)     (4,800)    (172,800)
                                                                                --------
End of year (7/31/00)   10/14/98   10/14/99     $2.50        36       4,800      172,800

                         8/31/00    8/31/04     $1.00         1     250,000      250,000
                                                                                 -------
Total warrants outstanding at July 31, 2000                                      422,800
                                                                                 =======

Subsequent to July 31, 2000, 850,000 additional shares of common stock have been issued in a private transaction in exchange for a convertible note payable in the amount of $340,000.

                         AQUA VIE BEVERAGE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2000


MERGER -- RECAPITALIZATION On August 31, 1999, the Company acquired by merger the Barhill Acquisition Corporation ("Barhill") and elected to adopt their successor SEC reporting status. The Company paid the transaction costs of acquisition and initial filing in the amount of $100,000, and issued 250,000 common shares and warrants to purchase 250,000 shares (with an aggregate value of $25,000) to the shareholders of Barhill. Barhill had only nominal assets and liabilities and no operations. The only effect of this merger was that the authorized common stock of the Company was increased from 50,000,000 to 120,000,000 common shares, and the fiscal year end of the Company was changed to July 31. The Company has recorded $125,000 of general and administrative expenses to reflect this transaction.

NOTE 8 PREFERRED STOCK

The Board of Directors has the authority, without further stockholder action, to determine the preferences, limitations, and relative rights of the preferred stock, subject to the requirements on the Delaware Business Corporation Act. The Company has authorized issued and outstanding Series A, B and C Preferred shares.

PREFERRED SERIES A, B AND C STOCK TERMS SUMMARY

GENERAL TERMS: All Preferred Series A, B and C contain standard terms relative to adjustment for stock splits and combinations, reorganizations, mergers, and consolidations or sales of assets, registration of stock issued upon conversion, and registration rights. For dividend, liquidation, mergers and consolidations the respective rights of each series are different.

        1. Right to preferential dividends before common;

        2. Liquidation rights of each preferred share before common; and

        3. Merger, consolidation right of each preferred share before common.

For these preferences over common stock, the Series A is limited to $300 per share, Series B is limited to $6 per share, and Series C is limited to $0.25 per share.

VOTING RIGHTS All Series A and C Preferred shares have the right to vote based on their conversion rights to common shares.

CONVERSION FEATURES All Series A, B and C Preferred shares outstanding have the right to convert per their conversion provisions subject to authorized common stock being available. The Company can elect to convert all preferred under certain stated limited events occurring. Holders of Preferred Series A and B shares have the right to:

        1. Convert 5% of their shares to common stock after holding 12 months, which was October 14, 1999 (and which conversion has been affected).

        2. Convert an additional 10% of their shares to common stock after holding 24 months, which is as of October 14, 2000.

        3. Convert all of their shares to common stock held after holding 36 months, which is as of October 14, 2001

        The Series Preferred C has the right to convert after 180 days from the date of issue.

CONVERSION TO COMMON SHARES
Conversion to shares of common stock and common stock equivalent voting rights as of July 31, 2000 are as follows. The Series B Preferred is entitled to a vote on all shareholder matters equal to 6,000 Common Shares or the adjusted conversion amount if greater.

                         AQUA VIE BEVERAGE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31,2000

                              Preferred                   Common Shares    Voting Right     Preferred
                               Shares      Conversion      Issuable on      Ratio of        Equivalent
                             Outstanding      Ratio         Conversion      Preferred     Voting Rights
                             -----------   ----------     -------------    ------------   -------------
Series A Preferred              2,557         2,166          5,538,462        2,166          5,538,462

Series B Preferred              4,653         2,166         10,078,398        6,000         27,918,000

Series C Preferred                200         1,000            200,000        1,000            200,000
                                                            ----------                      ----------
                                                            15,816,860                      33,656,462
                                                            ==========                      ==========


The Series B Preferred provides that each share is entitled to an additional conversion share to common based on a formula that reflects increased market value of the common stock when the common shares have a market price in excess of $2 but not greater than $12 per share.

All Preferred Series A, B and C have a basic conversion rate of 1,000 shares of common stock for every share of preferred. The conversion ratio to common for Series A & B is adjusted upward depending on any future issue of common shares at below $1.65 per share. The conversion rates were 1:2,166 and 1:1,925, preferred to common as of July 31, 2000, and July 31, 1999, respectively.

NOTE 9 NOTES PAYABLE

Notes payable at July 31, 2000 consisted of the following:

                   Principal         Interest              Due
                    Amount             Rate                Date
                   ---------         --------           ---------
                   $340,000             8%              7/27/2002
                    155,000             8%               9/1/2001
                     60,000            24%              9/25/1998
                    237,000             8%              3/15/2000
                   --------
         Total     $792,000

Two convertible debentures totaling $155,000, carrying 8% per annum interest, and convertible into one share of common stock for $0.80 of debt (193,750 shares of common stock). Also, subsequent to year-end, the note for $340,000 was exchanged for 850,000 shares of common stock ($0.40).

NOTE 10 INCOME TAXES

Deferred tax assets primarily consist of net operating loss carry forwards as the Company has not generated taxable income since inception. There are no significant deferred tax liabilities. A valuation allowance has been established to reduce the deferred tax assets to zero as a result of the Company and its recurring losses. Differences between the cumulative net loss for financial reporting purposes and that available for income tax purposes arise primarily as a result of nondeductible expenditures paid by the issuance of securities and capitalized start up costs.

NOTE 11 FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, receivables, accounts payable, notes payable and receivables from stockholders and related parties. Except for notes receivable from stockholders and loans from stockholders, the Company believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing market rates. It is not practicable to estimate the fair value of notes receivable from stockholders and loans from stockholders, due primarily to the uncertainty surrounding the timing of cash flows.

NOTE 12 COMMITMENTS AND CONTINGENCIES

OFFICER'S SALARY The Company has agreed to pay its CEO a salary of $20,000 per month. As of July 31, 2000, $420,000 has been accrued for this commitment.

                         AQUA VIE BEVERAGE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31,2000

OFFICE LEASE The Company maintains its administrative offices in Ketchum, Idaho under an annual lease of $7,833 per month for approximately 3,776 square feet. The term of the lease expires November 2001 with an option to renew for three years. The CEO has personally guaranteed this lease. Minimum lease payments for fiscal 2000 total $93,996, and will total $86,163 through November 1, 2001.

EQUIPMENT LEASES The Company leases two autos and is making payments for debt incurred to buy a third automobile. The leases on the automobiles are for five years. The minimum lease payments remaining for the automobiles are:

Minimum Payments Due

    Year
   Ended          Auto          Long-Term
  July 31,       Leases           Date         Totals
  --------       -------        ---------     -------
    2001         $13,554         $5,424       $18,978

    2002         $13,554         $5,424       $18,978

    2003         $13,554         $5,425       $18,978

    2004         $11,295         $5,424       $16,819

    2005         $11,295         $5,424       $16,819


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                       Age                       Position
----                       ---                       --------
Thomas Gillespie           53                        President, Director

Thomas Gillespie is the founder of Aqua Vie Beverage Corporation and has served as president and director since its original formation in 1991. From 1986 to 1991, Mr. Gillespie was the principal of Kauai Water Company, Kauai, Hawaii. Prior to 1986, Mr. Gillespie founded and served as president of Marketing Design, a retail package design and product development company.

Since 1996, Mr. Gillespie has owned Aqua Vie Advance Corporation. From 1991 to 1997, Mr. Gillespie served in various positions with Aqua Vie Beverage Corporation, the predecessor corporation to the Aqua Vie subsidiary BEVA Corporation.

Thomas Gillespie was president and founder of Aqua Vie Beverage Corporation
(BEVA) when it was subjected to an involuntary Chapter 11 Bankruptcy petition in January 1995 as part of a hostile takeover attempt of the company by an outsider. All of the assets associated therewith were transferred by court order in December 1997, which provided for a continuing corporate existence. Series B Preferred shares were issued as a consequence of this transfer.

ITEM 10. EXECUTIVE COMPENSATION

Thomas Gillespie has accrued pay of $240,000. No compensation was paid out to him.

Mr. Gillespie was granted 700,000 restricted shares pursuant to rule 701, as a benefit for minimal consideration, in August 1999. Subsequent to the end of the fiscal year, Mr. Gillespie was granted 600,000 registered common shares as a benefit for minimal consideration pursuant to Form S-8.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                                                                           Amount and
   Title of class                    Name and address of beneficial owner                   nature of      Percent of
                                                                                         beneficial owner     class
Common Stock         Thomas J. Gillespie, 333 S Maine St #201, Ketchum, ID 83340            586,644.00        1.94%

Series A preferred   Bruce Butcher, 1001 4th Ave Plaza Bldg #3827, Seattle, WA 98154            910.90       35.63%
Common Stock

Series A preferred   Valerie Gillespie, P.O. Box 4815, Ketchum, Idaho 83340                     380.00       14.86%
Common Stock

Series A preferred   Roy Schneiderman, 20 Woodbridge Ave, Buffalo, NY 14225                     141.00        5.51%
Common Stock

Series A preferred   Joseph J. Wozniak, 15404 20th SW, Burien, WA 98166                       1,124.82       43.99%
Common Stock

Series C Preferred   Eddwin M. Hamlin Sr., 1591 Gold Hills Dr., Redding, CA 96003               200.00      100.00%

Series B Preferred   Brace Foundation Trust, C/O Bruce Butcher                                4,652.85      100.00%

Common Stock         CEDE, P.O. Box 20, Bowling Green Station, NY, NY 10274              16,046,623.00       53.05%

Common Stock         Directors and executive officers as a group                            586,644.00        1.94%

Thomas Gillespie, President, his wife, Marie, and his four children are the named beneficiaries of the Brace Trust, without designated remainder interest, and T. Gillespie, father of Thomas Gillespie is a designated remainder holder of 30% of the Trust. All voting rights of Trust shares, which constitute a majority of all voting shares (see Exhibits), have been granted to Thomas Gillespie by irrevocable proxy (see Exhibits).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None other than as noted in Note 6 of the Notes to the Consolidated Financial Statements.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed since the third quarter.

Aqua Vie Beverage Corporation
FORM 10KSB Exhibit List

 2.1    Certificate of Merger "-S" into BEVA            Oct 15, 1998
 2.2    Barhill Agreement                               Aug 31, 1999
 2.3    Certificate of Merger-Barhill                   Aug 31, 1999
 2.4    251 G Merger Agreement "-S"/BEVA                Oct 14, 1998
 3.1    Certificate of Incorporation "-H"               July 29, 1998
 3.2    Certificate of Amend 1:5 Reverse                Nov 10, 1998
 3.3    Certificate of Amend B Pfd Ratchet              Aug 31, 1999
 3.4    Certificate of Amend Conversion Ratio           Nov 4, 1998
 3.5    Bylaws
 4.1    Designation Series A "-H"                       Oct 8, 1998
 4.2    Designation Series B "-H"                       Oct 8, 1998
 4.3    Designation Series C "-H"                       Oct 8, 1998
 9.1    Irrevocable Voting Proxy                        Oct 14, 1998
10.1    Convertible Note $80K/Wozniak                   Mar 1, 2000
10.2    Convertible Note $75k/Butcher                   Mar 1, 2000
10.3    TPG Capital Agreement                           Aug 31, 1999
10.4    Manufacturing Agreement

SIGNATURES

In accordance with Section13 or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aqua Vie Beverage Corp.
(Registrant)

Date 11-13-00   By /s/ Thomas J. Gillespie
     --------      --------------------------
                   Thomas J. Gillespie, CEO and President

Signature                           Title                            Date
/s/ Thomas J. Gillespie                                              11-13-00
-----------------------             ------------------------         --------
Thomas J. Gillespie                 CEO, President, Director