Form 10QSB
period 2000-10-31
AQUA VIE BEVERAGE CORP
filed 2000-12-18
CIK 1068104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 QSB

(Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                October 31, 2000

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

YES [ ] NO [X]       As of the quarter ending October 31, 2000 the Registrant
has been subject to the filing requirements of the Securities Act of 1934 for less than 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                       Outstanding at October 31, 2000

Common Stock, Par value $0.001                     32,481,408

ITEM 1. FINANCIAL STATEMENTS:

AQUA VIE BEVERAGE CORPORATION
BALANCE SHEETS

                                                                      OCT. 31, 2000   JUL. 31, 2000
                                                                     --------------   -------------
                                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            $    95,900      $    11,127
Accounts receivable  (net of $0 allowance for doubtful accounts)         150,872           25,238
Inventories                                                               97,853          249,790
Prepaid expenses and deposits                                             23,858           93,476
                                                                     -----------      -----------
TOTAL CURRENT ASSETS                                                     368,483          379,631

Equipment (net of $37,159 and $6,212 accumulated depreciation)           118,342          127,489

Intangibles (net of $21,937 and $12,188 accumulated amortization)         75,563           78,000
                                                                     -----------      -----------
TOTAL ASSETS                                                         $   562,388      $   585,120
                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable                                                     $   364,508      $   154,621
Overdraft payable                                                        115,137                -
Notes payable                                                            994,500          792,000
Accrued expenses                                                         545,785          467,564
Loan from related party                                                  459,210          353,600
                                                                     -----------      -----------
TOTAL CURRENT LIABILITIES                                              2,479,140        1,767,785
                                                                     -----------      -----------
Long-term debt                                                                 -           18,362
                                                                     -----------      -----------
TOTAL LIABILITIES                                                      2,479,140        1,786,147

Commitments and Contingencies                                                  -                -

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value (authorized),
  issued and outstanding:
  Series A (200,000), outstanding: 2,557 and 2.557                             3                3
  Series B (200,000), outstanding: 4,653 and 4,653                             4                4
  Series C (10,000), outstanding: 200 and 200                                  2                2
Common stock:
    $0.001 par value, 120,000,000 shares authorized
     Issued and outstanding: 32,481,408 and 30,811,408                    32,481           30,811
Additional paid in capital                                             2,498,908        2,422,234
Deficit accumulated during the development stage                      (4,448,150)      (3,654,081)
                                                                     -----------      -----------
TOTAL STOCKHOLDERS' DEFICIT                                           (1,916,752)      (1,201,027)
                                                                     -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   562,388      $   585,120
                                                                     ===========      ===========

AQUA VIE BEVERAGE CORPORATION
STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                            OCT. 31, 2000    OCT. 31, 1999
                                                            -------------    -------------
                                                             (UNAUDITED)      (UNAUDITED)
REVENUES                                                    $     609,138    $      13,124

COST OF SALES                                               $     402,697    $           -
                                                            -------------    -------------

GROSS PROFIT                                                $      206,441   $      13,124

OPERATING EXPENSES
Promotion and advertising                                         609,271           64,960
General and administrative                                        341,854          183,175
Legal and accounting                                               11,953          126,471
Depreciation and amortization                                      19,837            8,649
                                                            -------------    -------------
TOTAL OPERATING EXPENSES                                          982,915          383,255
                                                            -------------    -------------

Loss from operations                                             (776,474)        (370,131)
                                                            -------------    -------------
Interest expense                                                   17,595           39,055
                                                            -------------    -------------
Net loss                                                    $    (794,069)   $    (409,186)
                                                            -------------    -------------
Basic and diluted loss per share                            $       (0.02)   $       (0.02)
                                                            =============    =============

Weighted average number of shares outstanding:                 31,558,908       23,099,921
                                                            =============    =============

AQUA VIE BEVERAGE CORPORATION
STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS ENDED
                                                                          OCTOBER 31,
                                                                      2000            1999
                                                                  -----------      -----------
                                                                  (unaudited)      (unaudited)
OPERATING ACTIVITIES
  Net loss                                                        $  (794,069)     $ (409,186)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH USED BY OPERATING ACTIVITY:
  Depreciation and amortization                                        40,696           8,650
  Accrued compensation                                                 60,000          60,000
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Advances to shareholder                                                   -         (57,250)
  Accounts receivable                                                (125,634)        (89,534)
  Accounts payable                                                    209,887          28,084
  Overdrafts Payable                                                  115,137               -
  Accrued expenses                                                     18,221           6,084
  Loan from related party                                             105,610
  Inventories                                                         151,937         (47,085)
  Prepaid expenses                                                    (69,618)        109,183
                                                                   ----------      ----------
NET CASH USED BY OPERATING ACTIVITIES                                (287,833)       (391,054)

INVESTING ACTIVITIES
  Purchases of equipment                                                    -               -
                                                                   ----------      ----------
NET CASH USED BY INVESTING ACTIVITIES                                       -               -

FINANCING ACTIVITIES
  Proceeds from sale of stock                                         188,468         280,028
  Proceeds from notes payable                                         202,500          90,000
  Long-term debt                                                      (18,362)              -
NET CASH PROVIDED BY FINANCING ACTIVITIES                             372,606         370,028

  Increase (Decrease) in cash                                          84,773         (21,026)
  Cash - Beginning of period                                           11,127          27,298
                                                                   ----------      ----------
CASH - END OF PERIOD                                               $   95,900      $    6,272
                                                                   ==========      ==========
SUPPLEMENTAL CASHFLOW INFORMATION:
Corporate income taxes paid                                        $        -      $        -
Interest paid                                                      $   17,595      $        -

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) The accompanying financial statements are unaudited. The unaudited financial statements and notes are presented as permitted by Form 10 QSB. Certain information and footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's annual report for the fiscal year ending October 31, 2000 contained in the FORM 8 K/A filed on November 15, 2000.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of October 31, 2000 and the results of operations and cash flows for the interim period presented. Operating results for the three months ended October 31, 2000 are not necessarily indicative of the results to be expected for the full year ending July 31, 2001.

(3) The Company's ability to commence full and expanding operations for production and distribution of its product line will depend upon its ability to identify and raise the capital it will require to achieve the goals and objectives of its business venture plan.

(4) STOCKHOLDERS' EQUITY

A. Preferred Stock: The Company is authorized to issue 1,000,000 shares of preferred stock at $0.001 par value with such designations, voting, other rights and preferences as may be determined from time to time by the Board of Directors and the Consent of the Shareholders. Currently there are authorized 200,000 shares of Series A Preferred of which 2,557 are outstanding; 200,000 shares of Series B Preferred of which 4,653 are outstanding and 10,000 Series C Preferred of which 200 have been issued and are outstanding.

B. Common Stock: The Company is authorized to issue 120,000,000 shares of common stock of which 32,481,408 were outstanding on October 31, 2000. As of October 31, 2000 the 2,557 shares of Series A Preferred and the 4,653 shares of Series B Preferred were convertible to common stock at the rate of 1,924.7 common for each A and B Preferred Share. If converted they represent 13,877,087 common shares. The Series A and B Preferred are subject to restrictive covenants that allow for the remainder to become fully convertible as of October 15, 2001. Under certain circumstances these restrictions can be modified and waived. The 200 Series C Preferred Shares can be converted to 200,000 common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references herein to the "Registrant" and to the "Company" refer to Aqua Vie Beverage Corporation.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Statements in this discussion which are not historical facts may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate", "estimate" and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, need for market acceptance of the HYDRATRORTM product line, the Company's reliance at this time on a single product line, reliance on the market distribution and retail system and risks associated with the Company's international operations, currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers, risks associated with competition and technological and product innovation by competitors, dependence on proprietary formulas, general economic conditions and conditions in the beverage industry, reliance on key management, limited manufacturing production history with respect to the aseptic bottling system, dependence on key suppliers, future capital needs and uncertainty of additional financing, potential recalls and product liability, dilution, effects of outstanding convertible debentures and preferred stock , limited public market, liquidity, possible volatility of stock price, recently adopted new listing standards for NASDAQ securities and environmental matters.

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this quarterly report on FORM 10QSB.

        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Aqua Vie Beverage Corporation, a Delaware corporation, was incorporated on July 30, 2000 1998. For a more detailed description of corporate structure, refer to the Company's Form 10-KSB. Throughout most of its fiscal year ending July 31, 2000, Aqua Vie was a traditional development stage company whose early efforts encompassed the development and marketing of several flavors of bottled water. In the quarter ended October 31, 2000, the Company had clearly emerged from the development stage and actively commenced the sale of its products.

        At October 31, 2000, the Company's total assets of $562,000 approximated that of $585,000 at its July 31, 2000 year-end although the composition of the assets changed during this interim period as most of the year-end inventories were sold and converted to accounts receivable. While total current assets at October 31, 2000 of $368,000 remained consistent with year-end current assets of $380,000, the Company's current liabilities climbed from $1,768,000 at July 31 to $2,479,000 at October 31 during this same three month period as the Company funded larger operating losses with increased short-term debt.

        During its first two years of existence (from inception to July 31, 2000), the Company accumulated a deficit of $3,654,000. In the subsequent three months ended October 31, 2000, the Company's accumulated deficit grew to $4,448,000 as the Company's marketing and executive expenses burgeoned, creating a quarterly operating loss of $776,000.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company's revenues of $609,000 for the quarter ended October 31, 2000 were a dramatic increase from the $152,000 of revenues in its prior fiscal year and from the $13,000 of revenues in the corresponding first quarter (10-31-99) of its prior fiscal year.

        Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At October 31, 2000, the Company had negative working capital of $2,111,000. This amount represents a further deterioration in liquidity and capital resources from its negative working capital position of $1,388,000 at July 31, 2000 and represents increased deterioration from the Company's negative working capital of $663,000 at July 31, 1999.

        In the three months ended October 31, 2000, the Company funded a portion of its operations from the sale of its common stock, which raised $188,000 in cash. In addition, $288,000 of its quarterly operations were financed by a combination of increasing trade payables and accrued expenses, while an additional $202,000 was raised from short-term notes and another $106,000 from short-term related party loans. This recent mix of diversified funding sources contrasts with the corresponding quarter of the prior year when the primary source of funds was $280,000 originating with the Company's sale of its stock.

        The Company recently paid off its only long-term debt, which was $18,000 at July 31, 2000, and now stands free of long-term debt at October 31, 2000.

        The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with production of inventory for the planned increase in sales, expansion of the Company's marketing organization, and to a lesser degree, for quality assurance and production and distribution management. The Company does not expect to incur major capital expenditures in the next year. Aqua Vie's management expects that funding for operating expenditures will be available from the issuance of equity and/or debt securities.

        The availability of sufficient future funds for Aqua Vie will depend to a significant extent on the market acceptance of the Company's primary product line. Accordingly, the Company may be required to issue additional convertible debentures and/or equity securities to finance such working capital requirements. There can be no assurance whether or not such financing will be available on satisfactory terms.

        RESULTS OF OPERATIONS

        Aqua Vie commenced operations in 1998 and has only a limited history of operations which to date have not been profitable. Its operations are subject to the risks and competition inherent in the establishment of a relatively new business enterprise.

        Aqua Vie is currently operating at a loss. While the Company's first quarter revenues of $609,000 were four times as large as the revenues of the prior fiscal year ($152,000 for FYE 7-31-00), sales to date have not been sufficient to cover the costs of operations. The Company's ability to develop increasing revenues and profitable net income is dependent upon the effectiveness of its marketing efforts in generating sales of its line of flavored spring water products.

        For the three months ended October 31, 2000, the Company's sales produced gross profit of $206,000, which compares favorably with the negative gross profit of $80,000 for the prior fiscal year (7-31-00) when the Company's cost of sales exceeded the related revenues.

        Operating expenses were $983,000 for the three months ended October 31, 2000 and were only $383,000 for the same quarterly period of the prior year. The year-to-year change principally reflects an increase in marketing expenses of $544,000, which is primarily from slotting fees (one time, non-recurring fees charged by large chain stores for shelf space), and which directly correlates with an increase in revenues of $596,000. During this same year-to-year time frame, the increase in operating expenses to a lesser extent reflects heightened expenditures for general and administrative expenses which were substantially offset by reduced expenses for professional fees.

        The Company's net loss of $794,000 for the three months ended October 31, 2000 resulted in a net loss per share of $0.02 for the quarter. This contrasts with a net loss of $409,000 for the three months ended October 31, 1999, which also posted a per share loss of $0.02.


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

                                      AQUA VIE BEVERAGE CORPORATION
                                              (Registrant)

Date: December 15, 2000               By
    ------------------------            -----------------------------------
                                                 Thomas Gillespie
                                             Chief Executive Officer &
                                                    President

                          AQUA VIE BEVERAGE CORPORATION
                                INDEX TO EXHIBITS

Exhibit     Description
-------     -----------
 27.1       Financial Data Schedule