Form 10QSB
period 2001-01-31
AQUA VIE BEVERAGE CORP
filed 2001-03-22
CIK 1068104

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                January 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                                       to

                         Commission File Number 0-24801

Delaware                                       82-0506425
--------                                       ----------
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

YES [ ]  NO [X]      As of the quarter  ending  January 31, 2001 the  Registrant
                     has  been  subject  to  the  filing   requirements  of  the
                     Securities Act of 1934 for less than 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                            Outstanding at January 31, 2001
-----                                            -------------------------------
Common Stock, Par value $0.001                   39,229,285

Item 1. Financial Statements:

Aqua Vie Beverage Corporation
BALANCE SHEET
                                                                           Jan. 31, 2001        Jul. 31, 2000
                                                                            (unaudited)
                                                                           -----------           -----------
         ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                  $      --             $    11,127
Accounts receivable  (net of $0 allowance for doubtful accounts)                99,161                25,238
Note receivable                                                                442,938                  --
Inventories                                                                    100,161               249,790
Prepaid expenses and deposits                                                   24,084                93,476
                                                                           -----------           -----------
Total current assets                                                           666,344               379,631

Equipment (net of $53,311 and $6,212 accumulated depreciation)                 148,297               127,489

Intangibles (net of $24,375 and $12,188 accumulated amortization)               73,123                77,998
                                                                           -----------           -----------

Total assets                                                               $   887,764           $   585,118
                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable                                                           $   399,339           $   154,621
Overdraft payable                                                               55,688                  --
Shareholder loans payable                                                      324,000                  --
Notes payable                                                                  317,500               792,000
Accrued expenses                                                               147,705               467,564
Loans from related parties                                                     488,854               353,600
                                                                           -----------           -----------

Total current liabilities                                                    1,733,086             1,767,785
                                                                           -----------           -----------

Long-term debt                                                                    --                  18,362
                                                                           -----------           -----------

Total liabilities                                                            1,733,086             1,786,147

Commitments and Contingencies                                                     --                    --

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value 1,000,000 shares authorized,
     Issued and outstanding:
  Series A (200,000), outstanding: 1,973 and 2,557                                   2                     3
  Series B (200,000), outstanding: 3,113 and 4,653                                   3                     4
  Series C (10,000), outstanding: 200 and 200                                     --                    --
  Series D (20,000) outstanding: 0 and 0                                          --                    --
Common stock:
    $0.001 par value, 120,000,000 shares authorized
     Issued and outstanding: 39,229,285 and 30,811,408                          39,229                30,811
Additional paid-in capital                                                   4,299,246             2,422,234
   Subscriptions receivable                                                   (460,377)                 --
Accumulated Deficit                                                         (4,723,425)           (3,654,081)
                                                                           -----------           -----------
Total stockholders' deficit                                                   (845,322)           (1,201,029)
                                                                           -----------           -----------

Total liabilities and stockholders' deficit                                $   887,764           $   585,118
                                                                           ===========           ===========


Aqua Vie Beverage Corporation
STATEMENTS OF OPERATIONS


                                                                          Three Months Ended               Six Months Ended
                                                                  Jan. 31, 2001   Jan. 31, 2000     Jan. 31, 2001   Jan. 31, 2000
                                                                   (unaudited)      (unaudited)     (unaudited)     (unaudited)
                                                                   ------------    ------------    ------------    ------------

REVENUES                                                           $    647,808    $     17,126    $  1,226,918    $     30,250

Cost of Sales                                                           408,205            --           810,903            --
                                                                   ------------    ------------    ------------    ------------

GROSS PROFIT                                                            239,603          17,126         416,015          30,250

OPERATING EXPENSES
Promotion and Advertising                                               160,356          65,825         572,495         130,785
General and Administrative                                              714,539         234,791       1,254,628         544,437
Depreciation and Amortization                                            18,590           8,650          38,426          17,299
                                                                   ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                                                893,485         309,266       1,865,549         692,521
                                                                   ------------    ------------    ------------    ------------

Loss from Operations                                                   (653,882)       (292,140)     (1,449,534)       (662,271)

Interest Expense                                                        102,183          10,127         119,778          49,182
                                                                   ------------    ------------    ------------    ------------

Net Loss Before Extraordinary Item                                     (756,065)       (302,267)     (1,569,312)       (711,453)

Extraordinary Item:
     Forgiveness of Accrued Payroll, Net of Income Tax                  499,968            --           499,968            --
                                                                   ------------    ------------    ------------    ------------

Net Loss                                                           $   (256,097)   $   (302,267)   $ (1,069,344)   $   (711,453)
                                                                   ============    ============    ============    ============

Weighted average number of shares outstanding:                       35,441,851      24,752,245      33,948,836      23,912,505
                                                                   ============    ============    ============    ============

Basic and diluted loss per share before extraordinary item         $     (0.021)   $     (0.012)   $     (0.046)   $     (0.030)
                                                                   ============    ============    ============    ============
Basic and diluted income per share from extraordinary item         $      0.014    $       --      $      0.015    $       --
                                                                   ============    ============    ============    ============
Basic and diluted loss per share after extraordinary item          $     (0.007)   $     (0.012)   $     (0.031)   $     (0.030)
                                                                   ============    ============    ============    ============

Aqua Vie Beverage Corporation
STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                           January 31
                                                      2001            2000
                                                   (unaudited)    (unaudited)
                                                   -----------    -----------
OPERATING ACTIVITIES
  Net loss                                         $(1,069,344)   $  (711,453)
Adjustments to reconcile net loss
to net cash used by operating activity:
  Depreciation and amortization                         59,286         17,299
  Accrued compensation                                    --          120,000
  Forgiveness of debt                                  499,998           --
Changes in operating assets and liabilities:
  Issuance of shares for services                      344,578           --
  Advances to shareholder                                 --          139,281
  Accounts receivable                                  (73,923)          --
  Note receivable                                     (442,938)          --
  Accounts payable                                     187,658         28,852
  Shareholder loans payable                            324,000           --
  Overdraft payable                                     55,688
  Accrued expenses                                    (319,859)        11,487
  Loans from related parties                           135,254           --
  Inventories                                          149,629       (195,569)
  Prepaid expenses                                      69,392        105,482
                                                   -----------    -----------
Net cash used by operating activities                  (80,581)      (484,621)
INVESTING ACTIVITIES

  Purchase of intangibles                               (7,312)
  Purchases of equipment                               (67,907)          --
                                                   -----------    -----------
Net cash used by investing activities                  (75,219)          --
FINANCING ACTIVITIES

  Stock sales cash proceeds                            296,685        317,228
  Debt converted to stock                              340,850
  Long-term debt                                       (18,362)          --
  Notes payable                                       (474,500)       149,000
                                                   -----------    -----------
Net cash provided by financing activities              144,673        466,228
  Increase (Decrease) in cash                          (11,127)       (18,393)
  Cash - Beginning of period                            11,127         27,298
                                                   -----------    -----------
CASH - END OF PERIOD                               $      --      $     8,905
                                                   ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
Corporate income taxes paid                        $      --      $      --
Interest paid                                      $   119,778    $      --
NON-CASH TRANSACTIONS:
Debt converted to stock                            $   340,850    $      --
Notes payable and accrued interest forgiven        $   499,998    $    37,000
Note payable converted to long-term debt           $      --      $   340,000
820,000 common shares were issued for services -
August & October 2000                              $   344,578    $      --

AQUA VIE BEVERAGE CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - STATEMENT OF ACCOUNTING

The interim financial statements of Aqua Vie Beverage Corporation included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2000.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 2 - EXTRAORDINARY ITEM

During the quarter ended January 31, 2001, the Company recorded an extraordinary gain of $499,998 attributable to income from a related party's forgiveness of accrued compensation and accrued interest.

NOTE 3 - STOCK SUBSCRIPTION AGREEMENT

On November 21, 2000, the Company executed a stock subscription agreement for the sale of 12,000 shares of $0.001 par value Series D preferred stock for an aggregate purchase price of $1,200,000, the equivalent of $100 per share. At January 31, 2001, the Company had received cash from this transaction of $296,685, in addition to a short-term note of $442,938, and a subscription receivable of $460,377. In the six weeks after its quarter-end, the Company collected all $442,938 of the short-term note.

NOTE 4 - CONVERSION OF DEBT TO STOCK

In the quarter ended January 31, 2001, one of the Company's note holders elected to convert $340,850 of short-term debt into 850,000 shares of common stock.

AQUA VIE BEVERAGE CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - SUBSEQUENT EVENT

Subsequent to the date (January 31, 2001) of these financial statements, the Company negotiated an agreement with a central California-based packer-shipper for the processing and packaging of its beverage products. Under the agreement, the Company expects to outsource all of its manufacturing to this processor, which will finance the production activity by factoring the related Company receivables without interest or factoring fee. Under the terms of the contract, the Company will grant a security interest in its inventory to the processor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Aqua Vie Beverage Corporation, a Delaware corporation, was incorporated on July 30, 2000 1998 and was formed as a successor to another Delaware corporation liquidated in bankruptcy in 1997. Throughout most of its fiscal year ending July 31, 2000, Aqua Vie was a traditional development stage company whose early efforts encompassed the development of a new category of beverages called water beverages, and the sales and marketing of the first all-natural, lightly flavored bottled spring waters, call Hydrators. In the quarter ended October 31, 2000, the Company had clearly emerged from the development stage and actively commenced the sale of its products. In the quarter ended January 31, 2001, the Company's selling efforts pushed year-to-date sales over the million-dollar threshold.

     At January 31, 2001, the Company's total assets of $888,000 exceeded that of $585,000 at its July 31, 2000 year-end. Although the composition of the assets changed during this interim period as most of the year-end inventories were sold and converted to accounts receivable, the principal change in the Company's total assets was the inclusion of a note receivable from stock sold for $443,000. Similarly, total current assets at January 31, 2001 of $666,000 were higher than year-end current assets of $380,000 because of the aforementioned note receivable. The Company's current liabilities decreased slightly from $1,768,000 at July 31 to $1,733,000 at January 31 while the composition of this debt shifted somewhat from short-term loans to increased accounts payable.

     During its first two years of existence (from inception to July 31, 2000), the Company accumulated a deficit of $3,654,000. In the subsequent six months ended January 31, 2001, the Company's accumulated deficit grew to $4,723,000 as the Company's marketing and executive expenses burgeoned, creating a quarterly operating loss of $654,000 and a semi-annual operating loss of $1,450,000.

     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's revenues of $648,000 for the quarter ended January 31, 2001 were a dramatic increase from the $17,000 of revenues in the corresponding second quarter of the prior fiscal year. Year-to-date revenues of $1,227,000 for the six months ended January 31, 2001 also reflect successful sales efforts in comparison with the incipient sales of $30,000 for the prior year six-month period.

     Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At January 31, 2001, the Company had negative working capital of $1,067,000, although this amount represents an improvement in liquidity and capital resources from its negative working capital position of $1,388,000 at July 31, 2000. The improvement is principally attributable to sales of common stock and forgiveness of debt.

     In the six months ended January 31, 2001, the Company funded a portion of its operations from the sale of its common stock, which raised $297,000 in cash and $443,000 in short-term notes. In addition, Aqua Vie financed its operations by a combination of increasing trade payables, issuing shares for services valued at $345,000, converting $341,000 of short-term debt into stock, and negotiating the forgiveness of almost $500,000 in accrued liabilities from a related party. This recent mix of diversified funding sources contrasts with the corresponding six months of the prior year when the primary source of funds was $317,000 originating with the Company's sale of its stock.

     The Company recently paid off its only long-term debt, which was $18,000 at July 31, 2000, and now stands free of long-term debt at January 31, 2001.

     The Company  anticipates  that its use of cash will be substantial  for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with production of inventory for the planned increase in sales, expansion of the Company's marketing organization, payment of slotting fees to obtain shelf space with new retailers, and to a lesser degree, for quality assurance and distribution management. The Company does not expect to incur major capital expenditures in the next year.

     The Company has negotiated a recent arrangement with its major contract manufacturer, whereby the Central California-based manufacturer will finance the production and shipment of all of the Company's products , under a strategic production agreement, without interest charges. Aqua Vie's management expects that additional funding for operating expenditures will be available from the issuance of equity and/or debt securities, as needed.

     The availability of sufficient future funds for Aqua Vie will depend to a significant extent on the market acceptance of the Company's primary product line by retail chains. Accordingly, the Company may be required to issue securities to finance such working capital requirements. There can be no assurance whether or not such financing will be available on satisfactory terms.

     RESULTS OF OPERATIONS

     Aqua Vie commenced operations in 1998 and has a limited history of operations which to date have not been profitable. Its operations are subject to the risks and competition inherent in the establishment of a relatively new business enterprise.

     Aqua Vie is currently operating at a loss. While the Company's first half revenues of $1,227,000 were forty times as large as the first half revenues of the prior fiscal year, sales to date have not been sufficient to cover the costs of operations. The Company's ability to develop increasing revenues and profitable net income is dependent upon the effectiveness of its marketing efforts in generating sales of its line of flavored spring water products.

     For the six months ended January 31, 2001, the Company's sales produced gross profit of $416,000, which compares favorably with the smaller gross profit of $30,000 for the first half of the prior fiscal year when the Company's sales were minimal.

     Operating expenses were $1,866,000 for the six months ended January 31, 2001 and were only $693,000 for the same period of the prior year. The year-to-year change principally reflects an increase in marketing expenses which directly correlates with increased revenues. During this same year-to-year time frame, the increase in operating expenses also reflects heightened expenditures for general and administrative expenses which were substantially offset by reduced expenses for professional fees.

     In the quarter ending January 31, 2001, the Company's statement of operations reflects an extraordinary item, $500,000 (or $0.01 per share) of gain from forgiveness of accrued compensation by a related party. There were no similar extraordinary items in the corresponding or previous periods presented.

     The Company's net loss of $256,000 for the three months ended January 31, 2001 resulted in a net loss per share of $0.01 for the quarter. This contrasts with a net loss of $302,000 for the three months ended January 31, 2000, which also posted a per share loss of $0.01. The Company's year-to-date net loss of $1,069,000 is after the extraordinary gain of $500,000 and equates to a year-to-date per share net loss of $0.03, comparable to the prior year semi-annual per share net loss of $0.03.

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

ITEM 2.  CHANGES IN SECURITIES

(c) Recent Sales of unregistered securities.

Pursuant to a stock purchase agreement dated November 21, 2001, the Company agreed to sell 12,000 Series D Preferred Shares for $1,200,000 cash to an accredited investor under Regulation D. Total purchase price was to be paid by October 31, 2001; as of the date of this Report, all but $460, 377 had been paid on said subscription. Proceeds are to be used for general working capital, including slotting fees and marketing expenses. The Series D Preferred Shares are to be designated and filed with the State of Delaware by April 15, 2001, and said designation should be examined for the exact terms thereof, of which the following is only a summary. The Series D Preferred Shares are convertible to Common Shares under terms generally similar to Series B Preferred Shares (the terms of which are incorporated by reference from the 10k S-B filing of the Company on November 15, 2000, and which are also available also from the State of Delaware) with the following principal differences: (1) The preferences were set at $100 per share; (2) voting rights were 9,167 common share equivalent for each preferred share, compared to 6,000 shares (adjustable) under Series B; (3) Conversion to common was at 1,666.7 common share for each preferred share; (4) the right to convert to common without consent of the Company commences June 30, 2002; (5) the adjustment for Market success in Sec. 5(k) of the B Designation was changed to provide for a 5% increase in stock under the conversion for each $.05 that the common shares traded at $.25 or more to a maximum of trading at $2.50 per common share; (5) the anti-dilution adjustment in 5(h) of the B Designation was eliminated for the Series D Preferred Shares. As with the Series B Shares, an irrevocable proxy for voting was given to Mr. Gillespie for so long as the original holder held the Preferred Shares or as converted common shares. A condition of the subscription was that remaining Series A Preferred Shares would waive future anti-dilution rights thereunder, and that the conversion to common for those shares would be fixed at 2,500 shares, for those preferred shares remaining outstanding. Series B Preferred Shares retain anti-dilution rights as provided by the designation for the transaction for those preferred shares remaining outstanding.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this discussion which are not historical facts may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate", "estimate" and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, need for market acceptance of the HYDRATRORTM product line, the Company's reliance at this time on a single product line, reliance on the market distribution and retail system and risks associated with the Company's international operations, currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers, risks associated with competition and technological and product innovation by competitors, dependence on proprietary formulas, general economic conditions and conditions in the beverage industry, reliance on key management, limited manufacturing production history with respect to the aseptic bottling system, maintenance of quality control by the contract bottler, dependence on key suppliers, future capital needs and uncertainty of additional financing, potential recalls and product liability, dilution, effects of outstanding convertible debentures and preferred stock , limited public market, liquidity, possible volatility of stock price, recently adopted new listing standards for NASDAQ securities and environmental matters.



                           AQUA VIE BEVERAGE CORPORATION
                           (Registrant)


Date: March 21, 2001       By: /s/ Thomas J. Gillespie
--------------------       ---------------------------
                                   Thomas J. Gillespie
                                   Chief Executive Officer & President