Form 10QSB/A
period 2000-10-31
AQUA VIE BEVERAGE CORP
filed 2001-06-21
CIK 1068104

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10 QSB/A
                                  -------------
                                   (Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                October 31, 2000

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from       to
                                                       ------    ------

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


ITEM 1. FINANCIAL STATEMENTS:

AQUA VIE BEVERAGE CORPORATION
BALANCE SHEETS

                                                                                 OCT. 31, 2000        JUL. 31, 2000
                                                                                 -------------        -------------
                                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                         $    95,900          $    11,127
Accounts receivable  (net of $0 allowance for doubtful accounts)                      150,872               25,238
Inventories                                                                            97,853              249,790
Prepaid expenses and deposits                                                          23,858               93,476
                                                                                  -----------          -----------
TOTAL CURRENT ASSETS                                                                  368,483              379,631

Equipment (net of $37,159 and $6,212 accumulated depreciation)                        118,342              127,489

Intangibles (net of $21,937 and $12,188 accumulated amortization)                      75,563               78,000
                                                                                  -----------          -----------
TOTAL ASSETS                                                                      $   562,388          $   585,120
                                                                                  ===========          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable                                                                  $   364,508          $   154,621
Overdraft payable                                                                     115,137                 --
Notes payable                                                                         994,500              792,000
Accrued expenses                                                                      545,785              467,564
Loan from related party                                                               459,210              353,600
                                                                                  -----------          -----------
TOTAL CURRENT LIABILITIES                                                           2,479,140            1,767,785
                                                                                  -----------          -----------
Long-term debt                                                                           --                 18,362
                                                                                  -----------          -----------
TOTAL LIABILITIES                                                                   2,479,140            1,786,147

Commitments and Contingencies                                                            --                   --

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value (authorized),
  issued and outstanding:
  Series A (200,000), outstanding: 2,557 and 2.557                                          3                    3
  Series B (200,000), outstanding: 4,653 and 4,653                                          4                    4
  Series C (10,000), outstanding: 200 and 200                                               2                    2
Common stock:
    $0.001 par value, 120,000,000 shares authorized
     Issued and outstanding: 32,481,408 and 30,811,408                                 32,481               30,811
Additional paid in capital                                                          2,498,908            2,422,234
Deficit accumulated during the development stage                                   (4,448,150)          (3,654,081)
                                                                                  -----------          -----------
TOTAL STOCKHOLDERS' DEFICIT                                                        (1,916,752)          (1,201,027)
                                                                                  -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $   562,388          $   585,120
                                                                                  ===========          ===========


AQUA VIE BEVERAGE CORPORATION
STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED
                                                            OCT. 31, 2000             OCT. 31, 1999
                                                            -------------             -------------
                                                             (UNAUDITED)               (UNAUDITED)
REVENUES                                                    $    192,256               $     13,124

COST OF SALES                                               $    137,399               $       --
                                                            ------------               ------------

GROSS PROFIT                                                $     54,857               $     13,124

OPERATING EXPENSES
Promotion and advertising                                        457,687                     64,960
General and administrative                                       341,854                    183,175
Legal and accounting                                              11,953                    126,471
Depreciation and amortization                                     19,837                      8,649
                                                            ------------               ------------
TOTAL OPERATING EXPENSES                                         831,331                    383,255
                                                            ------------               ------------

Loss from operations                                            (776,474)                  (370,131)
                                                            ------------               ------------
Interest expense                                                  17,595                     39,055
                                                            ------------               ------------
Net loss                                                    $   (794,069)              $   (409,186)
                                                            ------------               ------------
Basic and diluted loss per share                            $      (0.02)              $      (0.02)
                                                            ============               ============

Weighted average number of shares outstanding:                31,558,908                 23,099,921



AQUA VIE BEVERAGE CORPORATION
STATEMENTS OF CASH FLOWS


                                                                   THREE MONTHS ENDED
                                                                       OCTOBER 31,
                                                              2000                   1999
                                                          -----------            -----------
                                                          (unaudited)            (unaudited)
OPERATING ACTIVITIES
  Net loss                                                $(794,069)              $(409,186)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH USED BY OPERATING ACTIVITY:
  Depreciation and amortization                              40,696                   8,650
  Accrued compensation                                       60,000                  60,000
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Advances to shareholder                                      --                   (57,250)
  Accounts receivable                                      (125,634)                (89,534)
  Accounts payable                                          209,887                  28,084
  Overdrafts Payable                                        115,137                    --
  Accrued expenses                                           18,221                   6,084
  Loan from related party                                   105,610
  Inventories                                               151,937                 (47,085)
  Prepaid expenses                                          (69,618)                109,183
                                                          ---------               ---------
NET CASH USED BY OPERATING ACTIVITIES                      (287,833)               (391,054)

INVESTING ACTIVITIES
  Purchases of equipment                                       --                      --
                                                          ---------               ---------
NET CASH USED BY INVESTING ACTIVITIES                          --                      --

FINANCING ACTIVITIES
  Proceeds from sale of stock                               188,468                 280,028
  Proceeds from notes payable                               202,500                  90,000
  Long-term debt                                            (18,362)                   --
NET CASH PROVIDED BY FINANCING ACTIVITIES                   372,606                 370,028

  Increase (Decrease) in cash                                84,773                 (21,026)
  Cash - Beginning of period                                 11,127                  27,298
                                                          ---------               ---------
CASH - END OF PERIOD                                      $  95,900               $   6,272
                                                          =========               =========
SUPPLEMENTAL CASHFLOW INFORMATION:
Corporate income taxes paid                               $    --                 $    --
Interest paid                                             $  17,595               $    --


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) The accompanying financial statements are un-audited. The un-audited financial statements and notes are presented as permitted by Form 10 QSB. Certain information and footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's annual report for the fiscal year ending July 31, 2000 contained in the FORM 8 K/A filed on November 15, 2000.

(2) In the opinion of management, the accompanying un-audited financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of October 31, 2000 and the results of operations and cash flows for the interim period presented. Operating results for the three months ended October 31, 2000 are not necessarily indicative of the results to be expected for the full year ending July 31, 2001.

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

(5) CORRECTION OF AN ERROR

The accompanying financial statements for October 31, 2000 have been restated to correct an error in the amount of revenues reported. The effect of the restatement of revenues was to decrease the amount of revenues by $417,000, cost of goods sold by $149,000 and promotion and advertising expense by $268,000. This correction had no effect on net income or earnings per share as previously reported for October 31, 2000.

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

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Aqua Vie Beverage Corporation, a Delaware corporation, was incorporated on July 30, 1998. For a more detailed description of corporate structure, refer to the Company's Form 10-KSB. Throughout most of its fiscal year ending July 31, 2000, Aqua Vie was a traditional development stage company whose early efforts encompassed the development and marketing of several flavors of bottled water. In the quarter ended October 31, 2000, the Company has appeared to have emerged from the development stage and actively commenced the sale of its products.

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

         During its first two years of existence (from inception to July 31,
         2000),  the  Company  accumulated  a  deficit  of  $3,654,000.  In  the subsequent three months ended October 31, 2000, the Company's accumulated deficit grew to $4,448,150 as the Company's marketing and executive expenses burgeoned, creating a quarterly operating loss of $776,000.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's revenues of $192,256 for the quarter ended October 31, 2000 were greater than the $152,000 of revenues in its prior fiscal year and a dramatic increase from the $13,000 of revenues in the corresponding first quarter (10-31-99) of its prior fiscal year.

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

         Aqua Vie is currently operating at a loss. While the Company's first quarter revenues of $192,256 were slightly larger than the revenues of the prior fiscal year ($152,000 for FYE 7-31-00), sales to date have not been sufficient to cover the costs of operations. The Company's ability to develop increasing revenues and profitable net income is dependent upon the effectiveness of its marketing efforts in generating sales of its line of flavored spring water products.

         For the three months ended October 31, 2000, the Company's sales produced gross profit of $54,857, which compares favorably with the negative gross profit of $80,000 for the prior fiscal year (7-31-00) when the Company's cost of sales exceeded the related revenues.

         Operating expenses were $831,331 for the three months ended October 31, 2000 and were only $383,000 for the same quarterly period of the prior year. The year-to-year change principally reflects an increase in marketing expenses of $457,687, which is primarily from slotting fees (one time, non-recurring fees charged by large chain stores for shelf space), and which directly correlates with an increase in marketing expenses. During this same year-to-year time frame, the increase in operating expenses to a lesser extent reflects heightened expenditures for general and administrative expenses which were substantially offset by reduced expenses for professional fees.

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

                          AQUA VIE BEVERAGE CORPORATION
                                  (Registrant)

Date: December 15, 2000               By:  /s/ Thomas Gillespie
    ------------------------            -----------------------------------
                                               Thomas Gillespie
                                               Chief Executive Officer &
                                               President

This amended Form 10QSB is being filed to correct the previously-reported revenues, cost of goods sold and promotional and advertising expenses in the Income Statement, some typographical errors and to effect changes under "Management's Discussion and Analysis of Financial Condition and Results of Operations" consisting of reflecting these conforming corrections. These corrections did not have any impact on the reported income, per share earnings or Assets and Liabilities for this period.