Form 10QSB/A
period 2001-01-31
AQUA VIE BEVERAGE CORP
filed 2001-06-21
CIK 1068104

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10 QSB/A
                                   -------------

(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                January 31, 2001

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from        to
                                                        ------    ------

                         Commission File Number 0-24801

          Delaware                                        82-0506425
 ----------------------------                 --------------------------------
(State or other Jurisdiction                  (IRS Employer Identification No.)
of incorporation)

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

YES [   ]         NO [ X ]          As of  the quarter ending  January  31, 2001
                                    the Registrant has been subject to the filing requirements of the Securities Act of 1934 for less than 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                            Outstanding at January 31, 2001

Common Stock, Par value $0.001                            39,229,285

Item 1. Financial Statements:
         Aqua Vie Beverage Corporation
         BALANCE SHEET

                                                                            Jan. 31, 2001   Jul. 31, 2000
                                                                            (unaudited)
                                                                           ---------------  --------------
         ASSETS
         CURRENT ASSETS
         Cash and cash equivalents                                           $          -        $ 11,127
         Accounts receivable  (net of $0 allowance for doubtful accounts)          99,161          25,238
         Note receivable                                                          442,938               -
         Inventories                                                              100,161         249,790
         Prepaid expenses and deposits                                             24,084          93,476
                                                                           ---------------  --------------

         Total current assets                                                     666,344         379,631

         Equipment (net of $53,311 and $6,212 accumulated depreciation)           148,297         127,489

         Intangibles (net of $24,375 and $12,188 accumulated amortization)         73,123          77,998
                                                                           ---------------  --------------

         Total assets                                                           $ 887,764       $ 585,118
                                                                           ===============  ==============

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         CURRENT LIABILITIES
         Accounts payable                                                       $ 399,339       $ 154,621
         Overdraft payable                                                         55,688               -
         Shareholder loans payable                                                324,000               -
         Notes payable                                                            317,500         792,000
         Accrued expenses                                                          51,555         467,564
         Loans from related parties                                               488,854         353,600
                                                                           ---------------  --------------

         Total current liabilities                                              1,636,936       1,767,785
                                                                           ---------------  --------------

         Long-term debt                                                                 -          18,362
                                                                           ---------------  --------------

         Total liabilities                                                      1,636,936       1,786,147

         Commitments and Contingencies                                                  -               -

         STOCKHOLDERS' DEFICIT
         Preferred stock: $0.001 par value 1,000,000 shares authorized,
              Issued and outstanding:
           Series A (200,000), outstanding: 1,973 and 2,557                             2               3
           Series B (200,000), outstanding: 3,113 and 4,653                             3               4
           Series C (10,000), outstanding: 200 and 200                                  -               -
           Series D (20,000) outstanding: 0 and 0                                       -               -
         Common stock:
             $0.001 par value, 120,000,000 shares authorized
              Issued and outstanding: 39,229,285 and 30,811,408                    39,229          30,811
         Additional paid-in capital                                             4,299,246       2,422,234
            Subscriptions receivable                                             (460,377)              -
         Accumulated Deficit                                                   (4,627,275)     (3,654,081)
                                                                           ---------------  --------------
         Total stockholders' deficit                                             (749,172)     (1,201,029)
                                                                           ---------------  --------------

         Total liabilities and stockholders' deficit                            $ 887,764       $ 585,118
                                                                           ===============  ==============

Aqua Vie Beverage Corporation
STATEMENTS OF OPERATIONS

                                                      Three Months Ended              Six Months Ended
                                                Jan. 31, 2001    Jan. 31, 2000   Jan. 31, 2001   Jan. 31, 2000
                                                 (unaudited)      (unaudited)    (unaudited)     (unaudited)
                                                 ------------    ------------    ------------    ------------
REVENUES                                         $    563,133    $     17,126    $    725,361    $     30,250

Cost of Sales                                         418,986            --           556,386            --
                                                 ------------    ------------    ------------    ------------

GROSS PROFIT                                          144,147          17,126         168,975          30,250

OPERATING EXPENSES
Promotion and Advertising                              64,900          65,825         325,455         130,785
General and Administrative                            714,539         234,791       1,254,628         544,437
Depreciation and Amortization                          18,590           8,650          38,426          17,299
                                                 ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                              798,029         309,266       1,618,509         692,521
                                                 ------------    ------------    ------------    ------------

Loss from Operations                                 (653,882)       (292,140)     (1,449,534)       (662,271)

Interest Expense                                       17,433          10,127          35,028          49,182
                                                 ------------    ------------    ------------    ------------

Net Loss Before Extraordinary Item                   (671,315)       (302,267)     (1,484,562)       (711,453)

Extraordinary Item:
     Forgiveness of Accrued Payroll,
        Net of Income Tax                             499,968            --           499,968            --
                                                 ------------    ------------    ------------    ------------

Net Loss                                         $   (171,347)   $   (302,267)   $   (984,594)   $   (711,453)
                                                 ============    ============    ============    ============

Weighted average number of shares outstanding:     35,441,851      24,752,245      33,948,836      23,912,505
                                                 ============    ============    ============    ============

Basic and diluted loss per share before
 extraordinary item                              $     (0.019)   $     (0.012)   $     (0.044)   $     (0.030)
                                                 ============    ============    ============    ============

Basic and diluted income per share from
 extraordinary item                              $      0.014    $       --      $      0.015    $       --
                                                 ============    ============    ============    ============
Basic and diluted loss per share after
 extraordinary item                              $     (0.005)   $     (0.012)   $     (0.029)   $     (0.030)
                                                 ============    ============    ============    ============

Aqua Vie Beverage Corporation
STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                         January 31
                                                     2001         2000
                                                  (unaudited)  (unaudited)
                                                   ---------    ---------
OPERATING ACTIVITIES
  Net loss                                         $(984,594)   $(711,453)
Adjustments to reconcile net loss
to net cash used by operating activity:
  Depreciation and amortization                       59,286       17,299
  Accrued compensation                                  --        120,000
  Forgiveness of debt                                499,998         --
  Prior year expense in retained earnings             11,400
Changes in operating assets and liabilities:
  Issuance of shares for services                    344,578         --
  Advances to shareholder                               --        139,281
  Accounts receivable                                (73,923)        --
  Note receivable                                   (442,938)        --
  Accounts payable                                   187,658       28,852
  Shareholder loans payable                          324,000         --
  Overdraft payable                                   55,688
  Accrued expenses                                  (416,009)      11,487
  Loans from related parties                         135,254         --
  Inventories                                        149,629     (195,569)
  Prepaid expenses                                    69,392      105,482
                                                   ---------    ---------
Net cash used by operating activities                (80,581)    (484,621)
INVESTING ACTIVITIES
  Purchase of intangibles                             (7,312)
  Purchases of equipment                             (67,907)        --
                                                   ---------    ---------
Net cash used by investing activities                (75,219)        --
FINANCING ACTIVITIES
  Stock sales cash proceeds                          296,685      317,228
  Debt converted to stock                            340,850
  Long-term debt                                     (18,362)        --
  Notes payable                                     (474,500)     149,000
                                                   ---------    ---------
Net cash provided by financing activities            144,673      466,228
  Increase (Decrease) in cash                        (11,127)     (18,393)
  Cash - Beginning of period                          11,127       27,298
                                                   ---------    ---------
CASH - END OF PERIOD                               $    --      $   8,905
                                                   =========    =========

SUPPLEMENTAL CASHFLOW INFORMATION:
Corporate income taxes paid                        $    --      $    --
Interest paid                                      $  35,028    $    --
NON-CASH TRANSACTIONS:
Debt converted to stock                            $ 340,850    $    --
Notes payable and accrued interest forgiven        $ 499,998    $  37,000
Note payable converted to long-term debt           $    --      $ 340,000
820,000 common shares were issued for services -
August & October 2000                              $ 344,578    $    --


                               Paid-In Capital  Subscription Accum.Deficit   Totals
                                  -----------  ------------- ------------ ------------
Balances at July 31, 1999        $ 1,294,125     $ (10,000) $ (1,806,859)  $ (500,761)
Shares issued for cash             $ 833,928                                $ 836,524
Preferred shares for cash          $ 100,000                                $ 100,000
Shares issued for services          $ 68,772      $ 10,000                   $ 81,476
Shares issued for notes
  payable                          $ 128,638                                $ 128,960
Converted to common                 $ (2,582)                                    $ (2)
Converted to common                   $ (645)                                    $ (2)
Net Loss for year ended                                     $ (1,847,222)$ (1,847,222)
                                  -----------  ------------- ------------ ------------
Balances at July 31, 2000        $ 2,422,236           $ -  $ (3,654,081)$ (1,201,027)
                                  -----------  ------------- ------------ ------------

Shares issued for
  convertible debt                 $ 340,000                                $ 340,850
Shares issued for services         $ 343,758                                $ 344,578
Converted to common                 $ (1,308)                                    $ (1)
Converted to common                 $ (5,440)                                    $ (1)
Sale of Series D Preferred
 Stock for cash & note           $ 1,200,000    $ (460,377)                 $ 739,623
Net Loss for period ended
  January 31, 2001                                            $ (984,594)  $ (984,594)
                                  -----------  ------------- ------------ ------------
Balances at January 31, 2001     $ 4,299,246    $ (460,377) $ (4,638,675)  $ (760,572)
                                  ===========  ============= ============ ============


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

NOTE 6 - CORRECTION OF AN ERROR

The accompanying financial statements for January 31, 2001 have been restated to correct an error in the amount of revenues and cost of goods sold reported and interest expense accrued. The effect of the restatement of revenues was to decrease the amount of revenues by $85,000, increase the cost of goods sold by $10,000 and decrease the promotion and advertising expense by $95,000. This correction had no effect on net income or earnings per share as previously reported for October 31, 2000. The correction to the interest expense having been over-accrued was to decrease total accrued expenses and to decrease stockholders' deficit by $96,000 for the period ending January 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Aqua Vie Beverage Corporation, a Delaware corporation, was incorporated on July 30, 1998 and was formed as a successor to another Delaware corporation liquidated in bankruptcy in 1997. Throughout most of its fiscal year ending July 31, 2000, Aqua Vie was a traditional development stage company whose early efforts encompassed the development of a new category of beverages called water beverages, and the sales and marketing of the first all-natural, lightly flavored bottled spring waters, call Hydrators. In the quarter ended October 31, 2000, the Company had appeared to have emerged from the development stage and actively commenced the sale of its products. In the quarter ended January 31, 2001, the Company's selling efforts, including a major sales commitment from its contract bottler, pushed year-to-date sales to just over the half-million-dollar threshold.

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

     During its first two years of existence (from inception to July 31, 2000), the Company accumulated a deficit of $3,654,000. In the subsequent six months ended January 31, 2001, the Company's accumulated deficit grew to $4,627,000 as the Company's marketing and executive expenses burgeoned, creating a quarterly operating loss of $654,000 and a semi-annual operating loss of $1,450,000.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's revenues of $563,000 for the quarter ended January 31, 2001 were a dramatic increase from the $17,000 of revenues in the corresponding second quarter of the prior fiscal year. This sales volume included a sales commitment of $478,000 from the contract bottler. Year-to-date revenues of $725,361 for the six months ended January 31, 2001 also reflect successful sales efforts in comparison with the incipient sales of $30,000 for the prior year six-month period.

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

     The Company has negotiated a recent arrangement with its major contract manufacturer, whereby the Central California-based manufacturer will finance the production and shipment of all of the Company's products for the Company under a security agreement, without interest charges. Aqua Vie's management expects that additional funding for operating expenditures will be available from the issuance of equity and/or debt securities, as needed.

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

     Aqua Vie is currently operating at a loss. While the Company's first half revenues of $725,000 were over twenty times as large as the first half revenues of the prior fiscal year, sales to date have not been sufficient to cover the costs of operations. The Company's ability to develop increasing revenues and profitable net income is dependent upon the effectiveness of its marketing efforts in generating sales of its line of flavored spring water products.

     For the six months ended January 31, 2001, the Company's sales produced gross profit of $168,975, which compares favorably with the smaller gross profit of $30,000 for the first half of the prior fiscal year when the Company's sales were minimal.

     Operating expenses were $1,619,000 for the six months ended January 31, 2001 and were only $693,000 for the same period of the prior year. The year-to-year change principally reflects an increase in marketing expenses which directly correlates with increased revenues. During this same year-to-year time frame, the increase in operating expenses also reflects heightened expenditures for general and administrative expenses which were substantially offset by reduced expenses for professional fees.

     In the quarter ending January 31, 2001, the Company's statement of operations reflects an extraordinary item, $500,000 (or $0.01 per share) of gain from forgiveness of accrued compensation by a related party. There were no similar extraordinary items in the corresponding or previous periods presented.

     The Company's net loss of $171,000 for the three months ended January 31, 2001 resulted in a net loss per share of $0.01 for the quarter. This contrasts with a net loss of $302,000 for the three months ended January 31, 2000, which also posted a per share loss of $0.01. The Company's year-to-date net loss of $1,069,000 is after the extraordinary gain of $500,000 and equates to a year-to-date per share net loss of $0.03, comparable to the prior year semi-annual per share net loss of $0.03.


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

Pursuant to a stock purchase agreement dated November 21, 2001, the Company agreed to sell 12,000 Series D Preferred Shares for $1,200,000 cash to an accredited investor under Regulation D. Total purchase price was to be paid by October 31, 2001; as of the date of this Report, all but $460, 377 had been paid on said subscription. Proceeds are to be used for general working capital, including slotting fees and marketing expenses. The Series D Preferred Shares are to be designated and filed with the State of Delaware by April 15, 2001, and said designation should be examined for the exact terms thereof, of which the following is only a summary. The Series D Preferred Shares are convertible to Common Shares under terms generally similar to Series B Preferred Shares (the terms of which are incorporated by reference from the 10k S-B filing of the Company on November 15, 2000, and which are also available also from the State of Delaware) with the following principal differences: (1) The preferences were set at $100 per share; (2) voting rights were 9,167 common share equivalent for each preferred share, compared to 6,000 shares (adjustable) under Series B; (3) Conversion to common was at 1,666.7 common share for each preferred share; (4) the right to convert to common without consent of the Company commences June 30,

2002; (5) the adjustment for Market success in Sec. 5(k) of the B Designation was changed to provide for a 5% increase in stock under the conversion for each $.05 that the common shares traded at $.25 or more to a maximum of trading at $2.50 per common share; (6) the anti-dilution adjustment in 5(h) of the B Designation was eliminated for the Series D Preferred Shares. As with the Series B Shares, an irrevocable proxy for voting was given to Mr. Gillespie for so long as the original holder held the Preferred Shares or as converted common shares. A condition of the subscription was that remaining Series A Preferred Shares would waive future anti-dilution rights thereunder, and that the conversion to common for those shares would be fixed at 2,500 shares for those preferred shares remaining outstanding. Subsequent to the filing of the original report for the quarter ending January 31, 2001, this requirement was waived and the Series A retained the same conversion ratio as applied to the Series B Preferred, which as of that date was 3,533,430 of common for each preferred share. Series B Preferred Shares retain anti-dilution rights as provided by the designation for the transaction for those preferred shares remaining outstanding.

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

Date: March 21, 2001                  By:  /s/ Thomas Gillespie
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