Form 10QSB
period 2001-04-30
AQUA VIE BEVERAGE CORP
filed 2001-06-21
CIK 1068104

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10 QSB
                                   -----------

(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 April 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                        Outstanding at April 30, 2001

Common Stock, Par value $0.001                       47,159,285

Item 1. Financial Statements:


Aqua Vie Beverage Corporation
BALANCE SHEET

                                                                    Apr. 30, 2001 Jul. 31, 2000
                                                                    (unaudited)
                                                                    -----------    -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           $      --      $    11,127
Accounts receivable  (net of $0 allowance for doubtful accounts)         80,792         25,238
Inventories                                                             213,691        249,790
Prepaid expenses and deposits                                           185,155         93,476
                                                                    -----------    -----------

Total current assets                                                    479,638        379,631

Equipment (net of $69,463 and $24,847 accumulated depreciation)         132,145        127,489

Intangibles (net of $26,812 and $19,500 accumulated amortization)        70,688         77,998
                                                                    -----------    -----------

Total assets                                                        $   682,471    $   585,118
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable                                                    $   431,271    $   154,621
Overdraft payable                                                        40,325           --
Shareholder loans payable                                               383,975           --
Notes payable                                                           215,000        792,000
Accrued expenses                                                         68,258        467,564
Loans from related parties                                              157,137        353,600
                                                                    -----------    -----------

Total current liabilities                                             1,295,965      1,767,785
                                                                    -----------    -----------

Long-term debt                                                             --           18,362
                                                                    -----------    -----------

Total liabilities                                                     1,295,965      1,786,147

Commitments and Contingencies                                              --             --

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value 1,000,000 shares authorized,
     Issued and outstanding:
  Series A (200,000), outstanding: 1,973 and 2,557                            2              3
  Series B (200,000), outstanding: 991 and 4,653                              1              4
  Series C (10,000), outstanding: 0 and 200                                --             --
  Series D (20,000) outstanding: 12,000 and 0                                12           --
Common stock:
    $0.001 par value, 120,000,000 shares authorized
     Issued and outstanding: 47,159,285 and 30,811,408                   47,159         30,811
Additional paid-in capital                                            4,480,801      2,422,234
   Subscriptions Receivable                                            (309,702)          --
Accumulated Deficit                                                  (4,831,768)    (3,654,081)
                                                                    -----------    -----------
Total stockholders' deficit                                            (613,495)    (1,201,029)
                                                                    -----------    -----------

Total liabilities and stockholders' deficit                         $   682,471    $   585,118
                                                                    ===========    ===========

Aqua Vie Beverage Corporation
STATEMENTS OF OPERATIONS

                                                        Three Months Ended            Nine Months Ended
                                                Apr. 30, 2001    Apr. 30, 2000   Apr. 30, 2001   Apr. 30, 2000
                                                 (unaudited)      (unaudited)     (unaudited)     (unaudited)
                                                 ------------    ------------    ------------    ------------
REVENUES                                         $     40,411    $     34,462    $    765,772    $     64,712

Cost of Sales                                          28,308            --           584,694            --
                                                 ------------    ------------    ------------    ------------

GROSS PROFIT                                           12,103          34,462         181,078          64,712

OPERATING EXPENSES
Promotion and Advertising                              46,779         277,891         372,234         408,676
General and Administrative                            215,066         393,954       1,469,694         938,391
Depreciation and Amortization                          18,590           9,773          57,016          27,072
                                                 ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                              280,435         681,618       1,898,944       1,374,139
                                                 ------------    ------------    ------------    ------------

Loss from Operations                                 (268,331)       (647,156)     (1,717,865)     (1,309,427)

Interest Expense                                      (63,714)         15,921          56,064          65,103
                                                 ------------    ------------    ------------    ------------

Net Loss Before Extraordinary Item                   (204,618)       (663,077)     (1,773,930)     (1,374,530)

Extraordinary Item:
     Forgiveness of Accrued Payroll,
        Net of Income Tax                                --              --           499,968            --
                                                 ------------    ------------    ------------    ------------

Net Loss                                         $   (204,618)   $   (663,077)   $ (1,273,962)   $ (1,374,530)
                                                 ============    ============    ============    ============

Weighted average number of shares outstanding:     43,656,396      26,488,858      36,827,085      24,771,289
                                                 ============    ============    ============    ============

Basic and diluted loss per share before
  extraordinary item                             $     (0.005)   $     (0.025)   $     (0.048)   $     (0.055)
                                                 ============    ============    ============    ============
Basic and diluted income per share from
  extraordinary item                             $       --      $       --      $      0.014    $       --
                                                 ============    ============    ============    ============
Basic and diluted loss per share after
  extraordinary item                             $     (0.005)   $     (0.025)   $     (0.035)   $     (0.055)
                                                 ============    ============    ============    ============

Aqua Vie Beverage Corporation
STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                            April 30
                                                       2001          2000
                                                   (unaudited)    (unaudited)
                                                   -----------    -----------
OPERATING ACTIVITIES
  Net loss                                         $(1,273,962)   $(1,374,530)
Adjustments to reconcile net loss
to net cash used by operating activity:
  Depreciation and amortization                         57,016         27,072
  Accrued compensation                                    --          180,000
  Forgiveness of compensation                          499,998           --
  Prior-year expense in retained earnings               52,488           --
Changes in operating assets and liabilities:
  Issuance of shares for services                      364,588           --
  Advances to shareholder                                 --          506,350
  Accounts receivable                                  (55,554)        (7,665)
  Note receivable                                         --             --
  Accounts payable                                     276,650        101,437
  Shareholder loans payable                            383,975           --
  Overdraft payable                                     40,325           --
  Accrued expenses                                    (399,306)        13,815
  Loans from related parties                          (196,463)          --
  Inventories                                           36,099       (189,093)
  Prepaid expenses                                     (91,679)       103,794
                                                   -----------    -----------
Net cash used by operating activities                 (305,827)      (638,820)
INVESTING ACTIVITIES
  Purchase of intangibles                                 --             --
  Purchases of equipment                               (49,272)       (79,959)
                                                   -----------    -----------
Net cash used by investing activities                  (49,272)       (79,959)
FINANCING ACTIVITIES
  Stock sales cash proceeds                            598,484        480,238
  Debt converted to stock                              340,850           --
  Long-term debt                                       (18,362)          --
  Notes payable                                       (577,000)       213,000
Net cash provided by financing activities              343,972        693,238
  Increase (Decrease) in cash                          (11,127)       (25,541)
  Cash - Beginning of period                            11,127         27,298
                                                   -----------    -----------
CASH - END OF PERIOD                               $         0    $     1,757
                                                   ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
Corporate income taxes paid                        $      --      $      --
Interest paid                                      $   195,725    $      --
NON-CASH TRANSACTIONS:
Debt converted to stock                            $   340,850    $      --
Notes payable and accrued interest forgiven        $   499,998
Note payable converted to long-term debt           $      --      $   340,000
820,000 common shares were issued for services -
August & October 2000                              $   344,578    $      --
Notes payable and accrued interest converted to
    common stock                                          --      $128,960.00

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

NOTE 2 - EXTRAORDINARY ITEM

Subsequent to the ending of this reporting quarter, the Company discovered certain revenue figures that had been booked in error for the quarters ending October 31, 2000 and January 31, 2001. It has re-filed the Form 10QSB's for those two quarters with the corrected financial information. The correction of these errors did not affect the final income, per share loss or the financial statements as previously reported for those periods.

NOTE 3 - STOCK SUBSCRIPTION AGREEMENT

The stock subscription agreement executed on November 21, 2000 and reported in the previous quarter for the sale of 12,000 shares of $.001 par value Series D Preferred stock for the aggregate purchase price of $1,200,000, the equivalent of $100 per preferred share, has been funded to the extent of $891,000 during this reporting quarter and the first month of the subsequent quarter reporting period.

NOTE 4 - SUBSEQUENT EVENT

During March, 2001, the Company entered into a Shipping and Security Agreement with a central California contract manufacturer. The Agreements provide the Company with production financing and inventory expansion of its beverage products, interest-free and without a factoring fee. Under the terms of the agreement, the Company granted to the contract manufacturer a security interest in the Company's inventory and receivables.

In April 2001, the contract manufacturer commenced production under the terms of the Shipping and Security Agreement and began shipping product to major grocery chain accounts in Southern California. Subsequently, the Company increased it sales and marketing efforts. Due to production difficulties, the contract manufacturer halted production under the agreement. To date, the Company's marketing efforts have resulted in authorizations for placement of its products in stores of approximately a dozen additional grocery store chains.

The Company has informed the contract manufacturer of the Company's intention to seek redress in the amount of $385,700 to compensate the Company for a production shortfall and quality assurance problems. The Company has submitted portions of this claim to the contract manufacturer and has reserved these claim amounts, which have not been entered into the books of the Company and do not affect the financial statements as submitted in this report. To date, this claim and the issues on which it is based, remains unresolved, and the Company is considering alternative settlements. Management believes that these issues can be resolved to the parties' mutual satisfaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Aqua Vie Beverage Corporation, a Delaware corporation, was incorporated on July 30, 1998 and was formed as a successor to another Delaware corporation liquidated in bankruptcy in 1997. Throughout most of its fiscal year ending July 31, 2000, Aqua Vie was a traditional development stage company whose early efforts encompassed the development of a new category of beverages called water beverages, and the sales and marketing of the first all-natural, lightly flavored bottled spring waters, call Hydrators. In the quarter ended October 31, 2000, the Company had appeared to have emerged from the development stage and actively commenced the sale of its products. In the quarter ended April30, 2001, the Company's selling efforts, including a major sales commitment from its contract bottler, pushed year-to-date sales to just over the three quarter-million-dollar threshold.

At April 30, 2001, the Company's total assets of $682,000 exceeded that of $585,000 at its July 31, 2000 year-end. Although the composition of the assets changed during this interim period as most of the year-end inventories were sold and converted to accounts receivable. Similarly, total current assets at April 30, 2001 of $460,000 were higher than year-end current assets of $380,000 because of the increase in the balance of prepaid expenses and deposits. The Company's current liabilities decreased from $1,768,000 at July 31 to $1,296,000 at April 30 while the composition of this debt shifted from short-term loans to increased accounts payable and shareholder loans payable.

During its first two years of existence (from inception to July 31, 2000), the Company accumulated a deficit of $3,654,000. In the subsequent nine months ended April 30, 2001, the Company's accumulated deficit grew to $4,832,000 as the Company's marketing and executive expenses burgeoned, creating a quarterly operating loss of $205,000 and a semi-annual operating loss of $1,274,000.

During March, 2001, the Company entered into a Shipping and Security Agreement with a central California contract manufacturer. The Agreements provide the Company with production financing and inventory expansion of its beverage products, interest-free and without a factoring fee. Under the terms of the agreement, the Company granted to the contract manufacturer a security interest in the Company's inventory and receivables.

In April 2001, the contract manufacturer commenced production under the terms of the Shipping and Security Agreement and began shipping product to major grocery chain accounts in Southern California. Subsequently, the Company increased it sales and marketing efforts. Due to production difficulties, the contract manufacturer halted production under the agreement. To date, the Company's marketing efforts have resulted in authorizations for placement of its products in stores of approximately a dozen additional grocery store chains.

The Company has informed the contract manufacturer of the Company's intention to seek redress in the amount of $385,700 to compensate the Company for a production shortfall and quality assurance problems. The Company has submitted portions of this claim to the contract manufacturer and has reserved these claim amounts, which have not been entered into the books of the Company and do not affect the financial statements as submitted in this report. To date, this claim and the issues on which it is based, remains unresolved, and the Company is considering alternative settlements. Management believes that these issues can be resolved to the parties' mutual satisfaction.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues of $40,000 for the quarter ended April 30, 2001 were a modest increase from the $35,000 of revenues in the corresponding third quarter of the prior fiscal year. Year-to-date revenues of $766,000 for the first nine months ended April 30, 2001 also reflect successful sales efforts in comparison with the incipient sales of $64,000 for the prior year nine-month period but are much less than what had been anticipated due to the processor's quality assurance problem and the resultant lack of inventory.

Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At April 30, 2001, the Company had negative working capital of $816,327, although this amount represents an improvement in liquidity and capital resources from its negative working capital position of $1,388,000 at July 31, 2000. The improvement is principally attributable to sales of common stock the proceeds realized from the Series D Preferred transaction.

In the nine months ended April 30, 2001, the Company funded a portion of its operations from the sale of its common stock, which raised $740,000 in cash. In addition, Aqua Vie financed its operations by a combination of increasing trade payables, issuing shares for services valued at $345,000, converting $341,000 of short-term debt into stock, and negotiating the forgiveness of almost $500,000 in accrued liabilities from a related party. This recent mix of diversified funding sources contrasts with the corresponding nine months of the prior year when the primary source of funds was $480,000, originating with the Company's sale of its stock.

In the prior quarter, the Company paid off its only long-term debt, which was $18,000 at July 31, 2000, and now stands free of long-term debt at April 30, 2001.

The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with production of inventory for the planned increase in sales, expansion of the Company's marketing organization, payment of slotting fees to obtain shelf space with new retailers, and quality assurance and distribution management. The Company does not expect to incur major capital expenditures in the next year. Aqua Vie's management expects that additional funding for operating expenditures will be available from the issuance of equity and/or debt securities, as needed.

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

Aqua Vie is currently operating at a loss. While the Company's nine-month revenues of $766,000 were over twenty times as large as the nine-month revenues of the prior fiscal year, sales to date have not been sufficient to cover the costs of operations. The Company's ability to develop increasing revenues and profitable net income is dependent upon the effectiveness of its marketing efforts in generating sales of its line of flavored spring water products.

For the nine months ended April 30, 2001, the Company's sales produced gross profit of $181,078, which compares favorably with the smaller gross profit of $65,000 for the nine months of the prior fiscal year. Operating expenses were $1,899,000 for the nine months ended April 30, 2001 and were only $1,309,000 for the same period of the prior year. The year-to-year change principally reflects an increase in marketing expenses which directly correlates with increased revenues. During this same year-to-year time frame, the increase in operating expenses also reflects heightened expenditures for general and administrative expenses which were substantially offset by reduced expenses for professional fees.

In the quarter ending January 31, 2001, the Company's statement of operations reflects an extraordinary item, $500,000 (or $0.01 per share) of gain from forgiveness of accrued compensation by a related party. There were no similar extraordinary items in the corresponding or previous periods presented.

The Company's net loss of $205,000 for the three months ended April 30, 2001 resulted in a net loss per share of $0.005 for the quarter. This contrasts with a net loss of $663,000 for the three months ended April 30, 2000, which also posted a per share loss of $0.025. The Company's year-to-date net loss of $1,274,000 is after the extraordinary gain of $500,000 reported in the previous quarter and equates to a year-to-date per share net loss of $0.035, comparable to the prior year nine-month per share net loss of $0.055.

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

Pursuant to a stock purchase agreement dated November 21, 2001, the Company agreed to sell 12,000 Series D Preferred Shares for $1,200,000 cash to an accredited investor under Regulation D. All but $309,000 has been paid on said subscription Proceeds are to be used for general working capital, including slotting fees and marketing expenses. The Series D Preferred Shares are to be designated and filed with the State of Delaware by April 15, 2001, which has been delayed and said designation should be examined for the exact terms thereof, of which the following is only a summary. The Series D Preferred Shares are convertible to Common Shares under terms generally similar to Series B Preferred Shares (the terms of which are incorporated by reference from the 10k S-B filing of the Company on November 15, 2000, and which are also available also from the State of Delaware) with the following principal differences: (1) The preferences were set at $100 per share; (2) voting rights were 9,167 common share equivalent for each preferred share, compared to 6,000 shares (adjustable) under Series B; (3) Conversion to common was at 1,666.7 common share for each preferred share; (4) the right to convert to common without consent of the Company commences June 30, 2002; (5) the adjustment for Market success in Sec. 5(k) of the B Designation was changed to provide for a 5% increase in stock under the conversion for each $.05 that the common shares traded at $.25 or more to a maximum of trading at $2.50 per common share; (5) the anti-dilution adjustment in 5(h) of the B Designation was eliminated for the Series D Preferred Shares. As with the Series B Shares, an irrevocable proxy for voting was given to Mr. Gillespie for so long as the original holder held the Preferred Shares or as converted common shares. A condition of the subscription was that remaining Series A Preferred Shares would waive future anti-dilution rights there under, and that the conversion to common for those shares would be fixed at 2,500 shares for those preferred shares remaining outstanding. Subsequently, the Series A Preferred Share anti-dilution requirement was waived and that series will convert at the same conversion ratio as for the Series B Preferred.

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


                                    AQUA VIE BEVERAGE CORPORATION
                                                     (Registrant)


Date  June 20, 2001                 By: /s/ Thomas J. Gillespie
                                    ---------------------------
                                            Thomas J. Gillespie
                                            Chief Executive Officer &
                                            President