Form 10KSB
period 2001-09-30
AQUA VIE BEVERAGE CORP
filed 2001-11-15
CIK 1068104

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    19341
For the fiscal year ended July 31, 2001
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( ) State issuer's revenues for Its most recent fiscal year $912,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On October 31, 2001 the aggregate market value was $2,940,000.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliated on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YE ARS) check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 5(d) of the Exchange Act after the distribution of securities under a plan confirm by a court. Yes_______No______

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date. 65,313,173 outstanding on October 31, 2001.

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

Yes [ ]  No [X]


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Aqua Vie Beverage Corporation, a Delaware Corporation, ("Aqua Vie") was incorporated on July 29, 1998 and was initially a wholly owned subsidiary of BEVA ("BEVA") Corporation, which had been incorporated in Delaware in 1990. A merger procedure under Section 251(g) of the Delaware Corporate Code in October 1998 resulted in Aqua Vie becoming the parent, and BEVA becoming the wholly owned subsidiary, with the former shareholders of BEVA becoming by action of law the shareholders of Aqua Vie. BEVA retained certain liabilities it had prior to this procedure, but is now inactive. BEVA had been originally acquired in a Chapter 11 Bankruptcy proceeding.

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

         3
PROCESS: Aqua Vie presently enters into long term contracts with specialized beverage co-packing companies, to produce all of its product lines, utilizing a bottling filler technology that provides for all-natural beverage ingredients to be bottled in Polyethylene Terephthlate (PET) plastic bottles, a universally accepted container/vehicle for bottled water. This state-of-the-art aseptic filling technology protects the desired attributes of the all-natural ingredients, resulting in the exclusive, all-natural product lines that have been developed by Aqua Vie, all without preservatives.

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

Although a more expensive process than non-aseptic bottling, aseptic PET bottling provides for the complete sterilization of a PET bottle and its contents, without the addition of preservatives. Processes that utilize preservatives, destroy a substantial amount of the natural attributes of fruits and beverages during the bottling process such as color, taste, and aroma, as well as many of the nutritional elements of these beverages including vitamins, minerals, and herbs. Aqua Vie's PET aseptic process retains the natural nutrients of spring water.

When Aqua Vie's aseptic research began in the early 1990's, there was one aseptic/PET beta test site in the United States capable of processing Aqua Vie's new "water beverages", which Aqua Vie employed as its first domestic co-packer. Presently, numerous PET/aseptic production facilities are starting up in the US and Europe with equipment manufactured by several large manufacturing companies.

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

Aqua Vie has developed a comprehensive quality assurance system for use in the bottling process. Bottlers are required to adhere to the quality assurance manual as part of their bottling contract. Bottler adherence to Aqua Vies QA manual, when strictly followed, assures perfect product quality.

Aqua Vie has a total of 22 employees, consultants, and sales agents, 8 of which work out of corporate headquarters in Idaho. The additional 14 reside in offices within the southwestern states in which Aqua Vie products are presently being distributed. The Company also utilizes a consulting network of 8 people in a variety of beverage disciplines from across the U. S.

DISTRIBUTION OF THE PRODUCT: The Company has retained a team of sales and marketing consultants and food brokers throughout California, Arizona, New Mexico, and Texas that focus their efforts on a pre-determined network of chain retail grocery, and club accounts, for direct sales and marketing of the Company's products throughout the southwestern U. S. As a result, Aqua Vie products are now consistently available within the geography of those states. The Company has also carried out consumer tests in Saudi Arabia, Israel, and China as a part of a bottling production agreement with a bottler in France. Aqua Vie offers information about its products and a product purchasing and subscription service on its Internet site.

AQUA VIE'S PLACE IN THE MARKET: Aqua Vie Hydrators bridge two primary market categories in the beverage industry: soft drinks and bottled water. Standard & Poor's Foods & Nonalcoholic Beverages Industry Survey, May 2000, reports, "U.S. retail sales of the five major nonalcoholic refreshment beverage categories totaled approximately $81.7 billion in 1998 (latest available), up 2.8% from 1997's level, according to Beverage World magazine. These categories are soft drinks ($54.3 billion), fruit beverages ($17.5 billion), bottled water ($5.2 billion), ready-to-drink tea ($2.5 billion), and sports drinks ($2.3 billion)." Aqua Vie has entered the market with its unique packaging and product to establish a new market segment for all-natural flavored water that does not use preservatives or artificial sweeteners.

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

 ITEM 2. DESCRIPTION OF PROPERTY.

Aqua Vie leases approximately 3,800 square feet of office space in Ketchum, Idaho for its corporate headquarters. The two leases run to November 15, 2001 with an option to extend for one three-year period. Aqua Vie presently contracts with a co-packer in California to produce its product.

 ITEM 3. LEGAL PROCEEDINGS.

There are a number of routine litigations involving claims against the company by past employees, past-due accounts payable and as regards a 1994 stock issuance issue, all of which are considered normal for a company at this stage of development and not of any consequence in the opinion of the registrant.


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


Year Ended July 31, 2000          High        Low
------------------------------------------------------

          First quarter           1.22       0.39

          Second quarter          1.91       0.33

          Third quarter           1.91       0.63

          Fourth quarter          0.88       0.47



Year Ended July 31, 2001          High        Low
------------------------------------------------------

          First quarter           0.61       0.31

          Second quarter          0.36       0.06

          Third quarter           0.16       0.06

          Fourth quarter          0.17       0.06



There is one class of common stock and approximately 600 shareholders plus an estimated 12,500 beneficial holders in street name.

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

Factors that might cause some differences, include, but are not limited to: (1) changes in general economic conditions, including but not limited to increases in interest rates; (2) government regulations affecting customers and the bottling process for products; (3) the potential for product recall and related non-compliance issues by third parties;(4) similar products competing for shelf space and market share in the bottled water industry; (5) the ability of Aqua

Vie to successfully bring new products from their development stage into full and profitable production and sales; (6) Aqua Vie's ability to raise sufficient debt and/or equity capital to implement its business plans; (7) the occurrences of incidents that could subject Aqua Vie to liability or fines; (8) the ability of Aqua Vie to attract the needed networks for product distribution, and secure the shelf space in stores necessary to achieve sales forecasts.

PLAN OF OPERATION: During the last fiscal year Aqua Vie continued establishing a market presence for its line of Hydrators, the lightly flavored spring water beverages, and thereby increased sales revenue. Throughout calendar 2001, this effort has been concentrated exclusively in the Southwestern U.S.

Given Aqua Vie's market distribution presence, frequently based upon slotting fee arrangements with major grocery and convenience store chains, its present relationship with its co-packer, and the present production and overhead cost structure, adequate levels of profitability can be achieved in a timely fashion given adequate bridge financing. The immediate solution to profitability in this early growth scenario rests with Aqua Vie obtaining the adequate bridge financing to rapidly increase initial production to meet the increased product demand available within the account base the Company has presently secured shelf space, while building brand awareness through consumer marketing programs.

 In the future Aqua Vie expects to improve margins through economies of scale and by introducing new products that management believes will support higher gross margins even in today's competitive market environment. The first to be introduced will be a line of Hydrators especially designed for children. Subsequently, it is planned to follow with multi flavor line of non-alcoholic wine made from spring water. It has been designed to satisfy the desire for a glass or bottle of wine or champagne, without the presence of alcohol or preservatives.

Aqua Vie's product line contains no directly patented or patentable features or components. Copyrighting, trade marking and the use of trade secret techniques and formulations are utilized extensively. Aqua Vie uses non-disclosure/non-compete agreements with employees, suppliers and co-packer bottlers. At present the company has not issued any licenses, franchises, concessions, royalty agreements or labor contracts, though future development may include such actions being incorporated into the corporate strategy.

Aqua Vie continues to offer information about its products and a subscription service on its Internet site. Aqua Vies revenue from Internet sales remains a small portion of current revenue but it is projected to be an important part of future revenue. Management intends to expand and develop marketing of Aqua Vie beverages through the Internet.

To date, the means and ability to obtain meaningful sales volume is in place, with product on the shelves in over 1200 major chain retail grocery and convenience store outlets. However, implementation of the company's consumer marketing and advertising strategies, and in-store consumer awareness programs was delayed, pending Aqua Vie's acceptance and approval for sale, of new product inventory produced by the co-packer who has consistently not provided Aqua Vie with acceptable product quality, for over two years; this has resulted in returns to the co-packer and the company for re-inspection and replacement shipments which in the opinion of management has had a substantial impact on Company ability to meet and maintain sales and delivery schedules. The Company has recently engaged a Quality Assurance specialist and a comprehensive co-packer line and production inspection system and audit program. It is believed these inspections and oversight will ensure salable quality and assist the Company in maintaining delivery schedules.



Investigation of the quality assurance issues, which was ongoing during the fiscal year ended July 31, 2001, led to a new agreement with the co-packer. Subsequent to the fiscal year end, the Company obtained the services of parties that had been directly involved in the Hydrator product design and development, including the quality assurance standards, protocols and procedures.

LIQUIDITY AND CAPITAL RESOURCES: Aqua Vie's current capitalization is not sufficient to meet the necessity of maintaining a company presence and to fund the production of the anticipated growth in orders and apparent market acceptance.

Company capital resources have traditionally been used for promotion, sales support, slotting fees, inventory support and general administration as more particularly described in prior filings. The Company has devoted substantial resources in the past several years and during the current year to inventory support in the expectation that sales would in part offset other working capital requirements and would thus result in less dependence on additional capital resources. As previously indicated, numerous quality assurance problems have arisen which has resulted in missed delivery schedules, product re-shipment for inspection, additional inspections by the Company, and other delays which has had the effect of reducing the amount of capital from sales which could be applied to other working capital needs, thus requiring more capital than anticipated by management to bring the product to market.

Partially in resolution of these issues, and to provide additional liquidity for product development, the Company and the co-packer entered into an agreement in February, 2001 whereby the co-packer would finance production by it for minimal financing costs, secured by inventory and receivables as more particularly described in filings at that time. This required material expenditures by the Company for slotting fees, which was a condition imposed by the co-packer. The slotting fees were paid. However, due to what management considered unreasonably restrictive conditions based on the financing arrangements for pre-approval of production and final resolution of past quality assurance issues, this agreement was terminated, and the current Agreement was executed. The current Agreement provided for certain payments and concessions by the co-packer with respect to product produced by it that was unpaid, and for future production to be on a take and pay basis.

The Company is currently engaged in seeking new sources of inventory and general working financing to support the sales which it believes it can effect in 2002 in the 1200 outlets in which it has had product presence. The market for finance for developing companies has been difficult in the past several months particularly as a result of the September 11, 2001 Terrorist attack but management believes that climate has now begun to show some improvement and is cautiously optimistic about additional financing possibilities.

From inception at July 31, 1998 through July 31, 2000 Aqua Vie sold stock for $2,145,124, and borrowed $792,000 and received loans from an officer of $446,521. In the year just ended, July 31, 2001, Aqua Vie sold additional stock for $1,207,023 in cash, decreased borrowing by $340,000 through the conversion of a loan into common stock of the company, and recognized the forgiveness of debt and accrued payroll owed to an officer by the company in the amount of $676,409, leaving a balance at year end due to the officer of $128,520.

RESULTS OF OPERATIONS: Aqua Vie continues to build its sales and distribution network based on concentrating in the Southwestern part of the country through the payment of slotting fees to obtain shelf space in premier retail grocery and convenience stores. As a result the company received a meaningful increase in revenue from sales of $151,924 recognized in the last fiscal year ending July 31, 2000 to $912,000 during the current fiscal year end of July 31, 2001. Management believes these revenues would have been substantially higher based on the slotting arrangements it had made near year-end, had the inventory it believed was to be produced under the inventory financing agreement with eh co-packer had been produced at the levels and with the timing required by Management to effect summer sales.

The company has paid, obligated, or committed to approximately $350,000 in slotting fees amortized over three years from the date incurred, much of which will be offset through product delivery. It is anticipated that the shelf space available based on these slotting fees and those to be incurred, will generate projected annual sales revenue in excess of $7 million for the coming fiscal year assuming availability of adequate funding and acceptable production quality control. General and administrative, legal and accounting expenses remained relatively unchanged from the previous year primarily due to the forgiveness by an executive officer of $500,000 in previously accrued compensation and his relinquishing of his compensation through the fiscal year end and through the end of the first quarter of the subsequent fiscal year.

ITEM 7. FINANCIAL STATEMENTS



                          AQUA VIE BEVERAGE CORPORATION

                              Financial Statements

                                  July 31, 2001

                          AQUA VIE BEVERAGE CORPORATION

                                 C O N T E N T S


Independent  Auditor's Report...............................................F-1

Balance Sheets..............................................................F-2

Statements of Operations and Comprehensive Income (Loss)....................F-4

Statement of Stockholders' Equity...........................................F-5

Statements of Cash Flows....................................................F-6

Notes to the Financial Statements...........................................F-7

To the Board of Directors and Stockholders
Aqua Vie Beverage Corporation
Kellog, Idaho


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheet of Aqua Vie Beverage Corporation (a Delaware corporation) as of July 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Aqua Vie Beverage Corporation as of July 31, 2001, were audited by other auditors whose report dated September 26, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aqua Vie Beverage as of July 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Williams & Webster, P.S.
---------------------------
    Williams & Webster, P.S.
    Certified Public Accountants
    Spokane, Washington
    November 12, 2001

                         AQUA VIE BEVERAGE CORPORATION
                                 Balance Sheets


                                                        July 31,
                                                   2001         2000
                                                ---------    ---------
ASSETS

       CURRENT ASSETS
            Cash                                $   3,608    $  11,127
            Accounts receivable                    82,776       25,238
            Inventory                             155,372      249,790
            Prepaid and other assets               24,434       93,476
                                                ---------    ---------
                 Total Current Assets             266,190      379,631
                                                ---------    ---------

       PROPERTY AND EQUIPMENT
            Equipment                             201,608      152,336
            Less accumulated depreciation         (85,615)     (24,847)
                                                ---------    ---------
                 Total Property and Equipment     115,993      127,489
                                                ---------    ---------

       OTHER ASSETS
            Intangibles                           305,040       97,500
            Less accumulated amortization         (58,159)     (19,500)
                                                ---------    ---------
                 Total Other Assets               246,881       78,000
                                                ---------    ---------

       TOTAL ASSETS                             $ 629,064    $ 585,120
                                                =========    =========


                       See Notes to Financial Statements

                         AQUA VIE BEVERAGE CORPORATION
                                 Balance Sheets
                                  (Continued)

                                                                                    July 31,
                                                                               2001           2000
                                                                           -----------    -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

      CURRENT LIABILITIES
           Accounts payable                                                $   362,312    $   154,621
           Bank overdraft                                                       52,412           --
           Notes payable - current                                             455,135        792,000
           Accrued expenses                                                     64,101        467,564
           Loan from related party                                             128,520        353,600
                                                                           -----------    -----------
               Total Current Liabilities                                     1,062,480      1,767,785
                                                                           -----------    -----------

      LONG-TERM DEBT
           Notes payable-net of current portion                                 14,632         18,362
                                                                           -----------    -----------

      COMMITMENTS AND CONTINGENCIES                                               --             --
                                                                           -----------    -----------

      STOCKHOLDERS' DEFICIT
           Preferred  stock,  Series  A,  B, C, D, E and F,                               $     0.001
               par  value, 1,000,000 shares authorized, 15,074 and 7,410
               shares issued and outstanding, respectively                          15              7
           Common stock, $0.001 par value, 120,000,000 shares
               authorized, 58,253,173 and 30,811,408 shares
               issued and outstanding, respectively                             58,253         30,811
           Additional paid-in capital                                        4,765,754      2,422,236
           Subscriptions receivable                                           (176,977)          --
           Accumulated deficit                                              (5,095,093)    (3,654,081)
                                                                           -----------    -----------
               Total Stockholders' Deficit                                    (448,048)    (1,201,027)
                                                                           -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   629,064    $   585,120
                                                                           ===========    ===========


                       See Notes to Financial Statements

                         AQUA VIE BEVERAGE CORPORATION
                            Statement of Operations


                                                          Years Ended
                                                            July 31,
                                                      2001            2000
                                                  ------------    ------------
REVENUES                                          $    912,000    $    151,924

COST OF GOODS SOLD                                     804,064         232,358
                                                  ------------    ------------

GROSS PROFIT (LOSS)                                    107,936         (80,434)
                                                  ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
      Promotion and advertising                        544,815         578,359
      Legal and accounting                             165,614         360,923
      Depreciation and amortization                    100,427          34,597
      Bad debts                                         92,175            --
      Other general and administrative expenses      1,266,773         715,770
                                                  ------------    ------------
          Total expenses                             2,169,804       1,689,649
                                                  ------------    ------------

OPERATING LOSS                                      (2,061,868)     (1,770,083)

OTHER EXPENSES
      Interest expense                                 (55,553)        (77,139)
                                                  ------------    ------------
          Total other expenses                         (55,553)        (77,139)
                                                  ------------    ------------

LOSS BEFORE TAXES                                   (2,117,421)     (1,847,222)

INCOME TAXES                                              --              --
                                                  ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEMS                     (2,117,421)     (1,847,222)
                                                  ------------    ------------

EXTRAORDINARY ITEMS
      Forgiveness of debt and accrued payroll          676,409            --
                                                  ------------    ------------

NET LOSS                                          $ (1,441,012)   $ (1,847,222)
                                                  ============    ============

NET LOSS BEFORE EXTRAORDINARY ITEMS
      PER COMMON SHARE BASIC AND DILUTED          $      (0.05)   $      (0.07)

NET LOSS PER COMMON SHARE
      BASIC AND DILUTED                           $      (0.04)   $      (0.07)
                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING, BASIC AND DILUTED         40,774,176      25,649,677
                                                  ============    ============


                       See Notes to Financial Statements

                         AQAU VIE BEVERAGE CORPORATION
                       Statement of stockholders' Deficit
                                 (SPLIT TABLE)

                        Preferred, Series A, B, C, D, E and F     Common Stock          Additional
                                Number                       Number                       Paid-in    Subsctiption
                              of Shares       Amount        of Shares      Amount         Capital     Receivable
                             -----------    -----------    -----------   -----------    -----------   -----------
Balance, August 1, 1999            8,884    $         9     21,964,657   $    21,964    $ 1,294,125   $   (10,000)

Issuance of common stock
     for cash at $0.32 per
     share                          --             --        2,596,000         2,596       833,928           --

Issuance of preferred,
     Series C for cash at
     $500.00 per share               200           --             --            --         100,000           --

Issuance of common stock
     for services at $0.30
     per share                      --             --        2,703,500         2,704        68,772         10,000

Issuance of common stock
     for payment of note
     payable at $0.40
     per share                      --             --          322,400           322       128,638           --

Conversion of preferred,
     Series A to common
     stock                        (1,340)            (1)     2,580,851         2,581        (2,582)          --

Conversion of preferred
     Series B to common
     stock                          (334)            (1)       644,000           644          (645)          --

Net loss for the year
     ended July 31, 2000            --             --             --            --            --             --
                             -----------    -----------    -----------   -----------   -----------    -----------

Balance, July 31, 2000             7,410    $         7     30,811,408   $    30,811    $ 2,422,236   $      --
                             -----------    -----------    -----------   -----------   -----------    -----------


                             Accumulated
                              Deficit         Total
                             -----------    -----------
Balance, August 1, 1999      $(1,806,859)   $  (500,761)

Issuance of common stock
     for cash at $0.32 per
     share                         --          836,524

Issuance of preferred,
     Series C for cash at
     $500.00 per share             --          100,000

Issuance of common stock
     for services at $0.30
     per share                     --           81,476

Issuance of common stock
     for payment of note
     payable at $0.40
     per share                     --          128,960

Conversion of preferred,
     Series A to common
     stock                         --               (2)

Conversion of preferred
     Series B to common
     stock                         --               (2)

Net loss for the year
     ended July 31, 2000     (1,847,222)    (1,847,222)
                             -----------   -----------

Balance, July 31, 2000       $(3,654,081)   $(1,201,027)
                             -----------   -----------



                       See Notes to Financial Statements

                         AQUA VIE BEVERAGE CORPORATION
                       Statement of Stockholders' Deficit
                                 (SPLIT TABLE)

                        Preferred, Series A, B, C, D, E and F        Common Stock          Additional
                                   Number                        Number                      Paid-in    Subsctiption
                                  of Shares       Amount        of Shares      Amount        Capital      Receivable
                                 -----------    -----------    -----------   -----------   -----------    -----------
Balance brough forward                 7,410    $         7     30,811,408   $    30,811   $ 2,422,236    $      --

Issuance of common stock
     for services at prices
     ranging from $0.02
      to $0.42                          --             --        5,335,000         5,335       640,783           --

Issuance of common stock
     for debt conversion at
     $0.40 per share                    --             --          850,000           850       340,000           --

Conversion of preferred
     Series A to common
     stock                            (1,368)            (2)     4,489,123         4,489        (4,487)          --

Conversion of preferred
     Series B to common
     stock                            (4,608)            (4)    16,567,642        16,568       (16,564)          --

Conversion of preferred
     Series C to common
     stock                              (200)          --          200,000           200          (200)          --

Issuance of preferred Series
     D for cash and receivable
     at $100 per share                12,000             12           --            --       1,199,988       (176,952)

Issuance of preferred Series
     E for cash at $100
     per share                           600              1           --            --          59,999            (25)

Issuance of preferred Series
     F for cash at $100
     per share                         1,240              1           --            --         123,999           --

Net loss for the year ended
     July 31, 2001                      --             --             --            --            --             --
                                 -----------    -----------    -----------   -----------   -----------    -----------

Balance, July 31, 2001                15,074    $        15     58,253,173   $    58,253   $ 4,765,754    $  (176,977)
                                 ===========    ===========    ===========   ===========   ===========    ===========


                              Accumulated
                                Deficit        Total
                              -----------    -----------
Balance brough forward        $(3,654,081)   $(1,201,027)

Issuance of common stock
     for services at prices
     ranging from $0.02
      to $0.42                       --          646,118

Issuance of common stock
     for debt conversion at
     $0.40 per share                 --          340,850

Conversion of preferred
     Series A to common
     stock                           --             --

Conversion of preferred
     Series B to common
     stock                           --             --

Conversion of preferred
     Series C to common
     stock                           --             --

Issuance of preferred Series
     D for cash and receivable
     at $100 per share               --        1,023,048

Issuance of preferred Series
     E for cash at $100
     per share                       --           59,975

Issuance of preferred Series
     F for cash at $100
     per share                       --          124,000

Net loss for the year ended
     July 31, 2001             (1,441,012)    (1,441,012)
                              -----------    -----------

Balance, July 31, 2001        $(5,095,093)   $  (448,048)
                              ===========    ===========



                       See Notes to Financial Statements

                         AQUA VIE BEVERAGE CORPORATION
                            Statements of Cash Flows

                                                                       Years Ended
                                                                         July 31,
                                                                   2001           2000
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                 $(1,441,012)   $(1,847,222)
      Adjustments to reconcile net loss to net cash
          used by operating activities:
              Forgiveness of accrued payroll                      (499,968)          --
              Forgiveness of debt                                 (176,441)          --
              Bad debts                                             92,175           --
              Depreciation and amortization                        100,427         34,597
              Compensation paid by stock issuance                  646,118         81,475
              Compensation paid by issuance of notes payable          --          115,000
      Changes in assets and liabilities:
              Accounts receivable                                  (57,538)       (25,238)
              Inventory                                             94,418       (249,790)
              Prepaid expenses                                      69,042        (62,707)
              Accounts payable                                     207,691       (114,382)
              Bank overdraft                                        52,412           --
              Accrued expenses                                    (403,463)       183,262
              Accrued compensation                                    --          240,000
                                                               -----------    -----------
          Net cash used by operating activities                 (1,316,139)    (1,645,005)
                                                               -----------    -----------

CASH USED BY INVESTING ACTIVITIES:
      Increase in intangible assets for slotting                  (165,220)          --
      Purchases of equipment                                       (49,272)       (56,796)
                                                               -----------    -----------
          Net cash used by investing activities                   (214,492)       (56,796)
                                                               -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES
      Sale of common stock                                            --          836,525
      Sale of preferred stock, Series C, D, E and F              1,207,023        100,000
      Proceeds from notes payable                                  316,089        345,000
      Advances from stockholders                                      --          404,105
                                                               -----------    -----------
          Net cash provided by financing activities              1,523,112      1,685,630
                                                               -----------    -----------

INCREASE (DECREASE) IN CASH                                         (7,519)       (16,171)

BEGINNING BALANCE                                                   11,127         27,298
                                                               -----------    -----------

ENDING BALANCE                                                 $     3,608    $    11,127
                                                               ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Income taxes paid                                        $      --      $      --
      Interest paid                                            $      --      $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of common stock for notes payable               $   340,850    $   128,638
      Issuance of common stock for services                    $   646,118    $    81,475
      Issuance of notes payable for compensation and
          accounts payable                                     $      --      $   115,000
      Issuance of common stock for retainer                    $      --      $    20,000
      Issuance of note payable for equipment                   $      --      $    21,000


                       See Notes to Financial Statements

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Aqua Vie Beverage Corporation was incorporated on July 31, 1998 in the State of Delaware. The Company's principal assets were acquired through a bankruptcy court ordered liquidation of a predecessor company and included the trade name, beverage formula and the predecessor's public status. These assets were acquired by the issuance of Series B preferred stock. The Company's business activities have been financed primarily through the issuance of equity securities, outside loans, and loans from officers and stockholders.

The Company's principal products include low calorie, non-preservative, lightly flavored bottled water. Management plans include the marketing and distribution of the Company's products nationally and internationally.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Aqua Vie Beverage Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Principles of Consolidation
---------------------------
The accompanying financial statements are not deemed to be consolidated because the Company's wholly owned subsidiary, BEVA Corporation is dormant.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts
-------------------------------
Provision for losses on trade accounts receivable is made in amounts required to maintain an adequate allowance to cover anticipated bad debts. Accounts receivable are charged against the allowance when it is determined by the Company that payment will not be received.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories
-----------
Inventories consist primarily of raw materials and finished product and are valued at the lower of cost (first in, first out) or market.

Property and Equipment
----------------------
Property, plant and equipment are stated at cost. All expenditures for improvements, replacements and additions are added to the asset accounts at cost.

Expenditures for normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the years ended July 31, 2001 and 2000 was $60,768 and $24,847, respectively.

Intangible Assets
-----------------
Most intangible assets are amortized over their estimated useful lives of 3 to 10 years on a straight-line basis. Amortization expense for the years ending July 31, 2001 and 2000 was $39,659 and $9,750, respectively.

Income Taxes
------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At July 31, 2001, the Company had net deferred tax assets of approximately $2,810,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at July 31, 2001. See Note 4.

At July 31, 2001, the Company has net operating loss carryforwards of approximately $14,080,000, which expire in the fiscal years ending July 31, 2002 through July 31, 2021.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss Per Share
--------------------------------
Loss per share was computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Outstanding warrants were not included in the computation of loss per share because they would be antidilutive.

Revenue Recognition Policy
--------------------------
Revenues from sales of product are recognized when the product is shipped.

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company's policy is to recognize the costs of compensated absences when actually paid to employees. The related liability, due to immateriality, has not been recorded.

Estimates
---------
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at July 31, 2001.

Fair Value of Financial Instruments
-----------------------------------
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Slotting Fees
-------------
The Company pays slotting or shelving fees to retailers. These costs are deferred and expensed over an estimated time frame of 3 years. Slotting fees paid during the years ended July 31, 2001 and 2000 were $165,220 and $42,500, respectively. These amounts were included in intangibles.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill
--------
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill is amortized on a straight-line basis over 10 years. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At July 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Accounting Pronouncements
-------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (continued)
-------------------------------------
Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

Going Concern
-------------
As shown in the financial statements, the Company incurred a net loss of $1,441,012 for the year ended July 31, 2001 and has an accumulated deficit of $5,095,093 and negative stockholders' equity at July 31, 2001. The Company has negative equity, and negative working capital and limited cash resources. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. Management's plans for ensuring the Company's continued viability are as follows:

Management's plans to sell new stock issuances, which are expected to raise the capital needed to operate the Company. Management is also actively pursuing the distribution of the Company's products nationally and internationally.

Financial Accounting Standards No. 123 (SFAS 123) addresses the accounting for stock-based compensation arrangements. SFAS 123 permits a company to choose either a new fair-value-based method or the APB Opinion 25 intrinsic value-based method of accounting for stock option-based compensation arrangements. During the year ended July 31, 2001, the Company adapted the fair-value method of accounting for stock-based compensation. In accordance with this policy, the Company values stock issued to employees, officers, directors and consultants, at its fair market value on the date issued. During the year ended July 31,

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 3 - STOCK BASED COMPENSATION (Continued)

2000, the Company recorded stock based compensation using APB Opinion 25 intrinsic-value-based method. The pro forma effect on the income statement if the Company had adopted the SFAS 123 fair value-based method to account for stock-based compensation arrangements would have been to increase net loss by an estimated $250,000 for fiscal year ended July 31, 2000.


NOTE 4 - NET OPERATING LOSS CARRYFORWARD

The Company acquired, as part of the assets purchased in the bankruptcy liquidation sale, the predecessor company's net operating loss carryforward
(NOL) in the approximate amount of $15,000,000. A valuation allowance has been established so that no value is reflected at the balance sheet dates for any deferred tax benefit. The value, if any, of the NOL will depend upon a number of unknowns, including attaining profitable operations and other tax law issues related to the acquisition of the NOL from the Company's predecessor. These issues include the change in ownership limitations and any adjustments from the relief of debts from prior operations. The aggregate net operating loss carryforwards began to expire during the year ended July 31, 2001.


NOTE 5 - RELATED PARTY TRANSACTIONS

Advances from Officer
---------------------
At July 31, 2001 and 2000, the Company owed $128,520 and $353,850 to its CEO. These amounts are payable on demand and carry no interest. During the year ended July 31, 2001, the Company's CEO forgave $176,441 of the previously accumulated obligation. See Note 13.

Forgiveness of Accrued Payroll
------------------------------
During the year ended July 31, 2001, the Company's CEO forgave $499,968 of compensation accrued. See Note 10 and 13.


NOTE 6 - STOCK WARRANTS

At July 31, 2001 and 2000, there were warrants outstanding to purchase 250,000 and 422,800 shares, respectively, of the Company's common. During the fiscal year ended July 31, 2001, warrants to purchase 172,800 shares of the Company's common stock expired unused. At July 31, 2001, the Company's outstanding warrants consisted of the following:

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 6 - STOCK WARRANTS (Continued)

                                                                         Common           Common
 Date             Expiration          Price            Number of        Shares per        Shares
Issued                Date          per Share          Warrants          Warrant         Issuable
------            -------------     ---------        ------------      -----------      ----------
8/31/00              8/31/04            $1.00             1              250,000         250,000

NOTE 7 - COMMON STOCK

During the year ended July 31, 2000, the Company sold 2,596,000 shares of its common stock for $836,524. The Company also issued 2,703,500 shares of its common stock for services valued at $81,476 and 322,400 shares of its common stock in payment of notes payable valued at $128,960. The stock issued for services was valued at its intrinsic value on the date of issuance. See Note 3. Other issuances resulted from the conversion of 1,340 shares of preferred, Series A stock and 334 shares of preferred, Series B stock to 2,580,851 and 644,000 shares, respectively, of the Company's common stock.

During the year ended July 31, 2001, the Company issued 850,000 shares of its common stock in exchange for a convertible note payable valued at $340,850 and 5,335,000 shares of its common stock for services valued at $646,118. The shares were valued at their fair market value on the date of issuance. Other issuances resulted from the conversion of 1,368 shares of preferred Series A stock, 4,608 shares of preferred Series B stock and 200 shares of preferred Series C stock to 4,489,123; 16,567,642 and 200,000 shares, respectively of the Company's common stock.


NOTE 8 - PREFERRED STOCK

The Company has 1,000,000 shares authorized of preferred stock, par value at $0.001. The Company has been authorized to issue 200,000 shares of $0.001 par value Series A preferred stock, 200,000 shares of $0.001 par value Series B preferred stock, 10,000 shares of $0.001 par value Series C preferred stock, 20,000 shares of $0.001 par value Series D preferred stock, 5,000 shares of $0.001 par value Series E preferred stock, and 5,000 shares of $0.001 par value Series F preferred stock. The board of directors of the Company has the authority to issue shares of preferred stock from time to time in one or more classes or series, which may have such voting power, full or limited as fixed by the board of directors. The board of directors may also determine the terms of any such series or class, including dividend rights, dividend rates, conversion, exchange, voting rights and terms of redemption, the redemption price and the liquidation preference of such class or series.

The number of shares outstanding of preferred stock, Series A, B, C, D, E and F and amounts were as follows:

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 8 - PREFERRED STOCK (Continued)

July 31, 2000

                                      Number
                                     of Shares     Amount
                                     ---------     ------
                  Series A            2,557          $3
                  Series B            4,653          $4
                  Series C              200          $-

July 31, 2001
                                      Number
                                     of Shares     Amount
                                     ---------     ------
                  Series A            1,189          $ 1
                  Series B               45          $ -
                  Series C               -           $ -
                  Series D           12,000          $12
                  Series E              660          $ 1
                  Series F            1,240          $ 1

General Terms
-------------
All Series A, B, C, D, E and F preferred stock contain standard terms relative to adjustment for stock splits and combinations, reorganizations, mergers, and consolidations or sales of assets, registration of stock issued upon conversion, and registration rights. For dividend, liquidation, mergers and consolidations, the respective rights of each series are different. Series A preferred stock is limited to $300 per share in preferential dividends before common stock, liquidation rights of each Series A preferred share before common stock and merger or consolidation right of each Series A preferred share before common stock.

Series B preferred stock is limited to $6 per share in preferential dividends before common stock, liquidation rights of each Series B preferred share before common stock and merger or consolidation right of each Series B preferred share before common stock. Series C preferred stock is limited to $0.25 per share in preferential dividends before common stock, liquidation rights of each Series C preferred share before common stock and merger or consolidation right of each Series C preferred share before common stock. Series D preferred stock is limited to $100 per share in preferential dividends before common stock, liquidation rights of each Series D preferred share before common stock and merger or consolidation right of each Series D preferred share before common stock. Series E preferred stock is limited to $100 per share in preferential

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 8 - PREFERRED STOCK (Continued)

dividends before common stock, liquidation rights of each Series E preferred share before common stock and merger or consolidation right of each Series E preferred share before common stock. Series F preferred stock is limited to $100 per share in preferential dividends before common stock, liquidation rights of each Series F preferred share before common stock and merger or consolidation right of each Series F preferred share before common stock.

Voting Rights
-------------
All Series A, B, C, D, E, and F preferred shares have the right to vote based on their conversion rights to common shares.

Conversion Features
-------------------
All Series A, B and C preferred shares outstanding have the right to convert in accordance with their conversion provisions subject to authorized common stock being available. The Company can elect to convert all preferred stock under certain stated limited events occurring. Holders of Series A and B preferred shares have the right to convert 5% of their shares to common stock after a 12 month period which started October 14, 1998 and to convert an additional 10% of their shares to common stock after an additional 12 month holding period which started on October 14, 1999 and to convert all of their shares to common stock after October 14, 2001.

Series C preferred stockholders have the right to convert their shares to common stock after 180 days from the original date of issue.

Conversion to Common Shares
---------------------------
Preferred stock is convertible to shares of common stock and common stock equivalent voting rights as of July 31, 2001 and 2000 as follows.

           Preferred                            Common Shares            Voting Right       Preferred
            Shares          Conversion           Issuable on               Ratio of         Equivalent
         Outstanding           Ratio             Conversion               Preferred       Voting Rights
         -----------           -----             ----------               ---------       -------------
July 31, 2001:
A              1,189           3,721              4,424,269                 3,721             4,424,269

B                 45           3,721                167,445                 6,000               270,000

D             12,000           1,667             20,000,000                 1,667            20,000,000

E                600           1,667              1,000,000                 1,667             1,000,000

F              1,240           2,000              2,480,000                 2,000             2,480,000
                                              -------------                                 -----------

                                                 28,071,714                                  28,174,269
                                              =============                                 ===========

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 8 - PREFERRED STOCK (Continued)

Conversion to Common Shares (continued)
---------------------------------------

           Preferred                            Common Shares            Voting Right       Preferred
            Shares          Conversion           Issuable on               Ratio of         Equivalent
         Outstanding           Ratio             Conversion               Preferred       Voting Rights
         -----------           -----             ----------               ---------       -------------
July 31, 2001:
A              2,557           2,166              5,538,462                 2,166             5,538,462

B              4,653           2,166             10,078,398                 6,000            27,918,000

C                200           1,000                200,000                 1,000               200,000
                                               ------------                                ------------

                                                 15,816,860                                  33,656,462
                                               ============                                ============

The Series B preferred provides that each share is entitled to an additional conversion share to common stock based on a formula that reflects increased market value of the common stock when the common shares have a market price in excess of $2 but not greater than $12 per share.

Preferred Series A, B, and C stock have a basic conversion rate of 1,000 shares of common stock for every share of preferred stock. Preferred Series D and E have a basic conversion rate of 1,667 shares of common stock for every share of preferred stock. Preferred Series F have a basic conversion rate of 2,000 shares of common stock for every share of preferred stock. The conversion ratio to common for Series A and B preferred stock is adjusted upwards depending on any future issue of common shares at below $1.65 per share. The conversion rates for Series A and B preferred stock were 1:3,721 and 1:2,166 preferred to common as of July 31, 2001 and 2000, respectively.


NOTE 9 - NOTES PAYABLE

Current notes payable at July 31, 2001 and 2000 consisted of the following:

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 9 - NOTES PAYABLE (Continued)

Creditor and Conditions                                    2001                        2000
-----------------------                             ------------                -------------
Note  payable to GMAC,  interest at
13.99%,  secured by 2000  Plymouth
Voyager, payable in monthly installments
of $452.07 through April 28, 2006.                   $    17,767                  $    18,362

Roy Schneiderman, unsecured,
interest at 8%, due on July 27, 2002,
(converted to common stock in fiscal
year ended July 31, 2001)                                     -                       340,000

Bruce Butcher, unsecured, interest at
8%, convertible to one share of common
stock per $0.80 of debt, due on
September 1, 2001                                         75,000                       75,000

Joe Wozniak, unsecured, interest at
8%, convertible to one share of common
stock per $0.80 of debt, due on
September 1, 2001                                         80,000                       80,000

Keely Smith, secured by
product inventory, interest at 24%,
due on September 25, 1998, delinquent.                    60,000                       60,000

Roy Schneiderman, unsecured, interest at
8%, due on March 15, 2000, delinquent.                   237,000                      237,000
                                                    ------------                -------------

Total notes payable                                      469,767                      810,362

Less current portion                                     455,135                      792,000
                                                    ------------                -------------

Net long-term debt                                  $     14,632                $      18,362
                                                    ============                =============

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Officer's Salary
----------------
The Company formerly agreed to pay its CEO a salary of $20,000 per month. As of July 31, 2000, $420,000 had been accrued for this commitment. During the year ended July 31, 2001, the Company's CEO forgave $499,968 of accrued compensation and waived any further compensation through October 31, 2001.

Office Lease
------------
The Company maintains its administrative offices in Ketchum, Idaho under two annual leases, which total $6,514 per month. The leases expire in November 2001 and contain options to renew for three years. The Company's CEO has personally guaranteed this lease. Lease payments for the years ended July 31, 2001 and 2000 totaled $96,880 and $93,996 respectively. The Company plans to renew only one lease in the amount of $3,545 per month.

Equipment Leases
----------------
The Company leases two autos with monthly lease payments which total $1,130. The leases on the automobiles are for five years and are set to expire in May 2003.

Distribution Agreements
-----------------------
The Company has several distribution agreements, which consist of selling initial product with no ongoing commitment.

Merchant Service Agreement
--------------------------
The Company has an ongoing month-to-month merchant service agreement with Yahoo! Store for internet sales of its products. The agreement calls for a hosting fee in the amount of $50 per month, a monthly insertion fee in the amount of $0.10 for every product available from the Merchant's Store, a monthly transaction equal to 0.5% of total revenue and a monthly revenue share fee equal to 3.5% of network revenue.


NOTE 11 - LITIGATION

Atlas Stock Transfer
--------------------
This transfer agent claims that the Company owes it $68,536 for costs it incurred in defending against a wrongful refusal to transfer respecting a predecessor company during 1993 and 1994. Management believes that this claim is likely to be barred by the limitations statute therefore no amounts have been accrued in these financial statements.

Creditor's Judgment
-------------------
A creditor brought action against the Company for a delinquent account payable in the amount of $5,214 and was awarded a judgment in this amount. This amount remains unpaid at July 31, 2001 and is included in the Company's accounts payable.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 11 - LITIGATION (Continued)

Former Commissions and Wages
----------------------------
The Company received notice from a former sales agent that he is bringing action for nonpayment of commissions and/or wages during the calendar year 1999. The Company plans to vigorously contest this action and expects to prevail. Accordingly, no amounts have been recognized in these financial statements.

Other Claims
------------
An individual has filed a breach of contract claim against the Company disputing prior employment status. The claim is currently in litigation with settlement discussion continuing. The Company expects to settle for an unspecified amount less then $10,000. No amount has been accrued in the financial statements.

An individual has filed a breach of contract claim against the Company claiming that he is entitled to receive additional shares of common stock. The claim is in initial stages of litigation and the Company expects a vigorous defense against it. It is too early to estimate any potential loss or liability and, accordingly, no amount has been accrued in the financial statements.

There are several individuals who have filed a joint action alleging that the Company owes them shares of common stock for settlement of loans made to the Company's CEO in connection with the bankruptcy of a predecessor company. The outcome of this action is uncertain and, accordingly, no amounts have been accrued in these financial statements.


NOTE 12 - CONCENTRATIONS

During the last three months of its fiscal year, most of the Company's revenues were derived from sales to one customer, a national supermarket chain. At July 31, 2001, 69% of the Company's trade accounts receivable were from this same customer.


NOTE 13 - EXTRAORDINARY ITEMS

At July 31, 2001 and 2000, the Company owed $128,520 and $353,850 to its CEO. These amounts are payable on demand and carry no interest. During the year ended July 31, 2001, the Company's CEO forgave $176,441 of a previously accumulated obligation and $499,968 of accrued compensation. See Note 10.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 13 - EXTRAORDINARY ITEMS (Continued)

Earnings per share attributed to extraordinary items are:

                                    July 31, 2001              July 31, 2000
                                    -------------              -------------
Earnings per share -
         Extraordinary gains              $0.01                      $    -


NOTE 14 - SUBSEQUENT EVENTS

In August and September 2001, subsequent to the date of these financial statements, the Company finalized new retail shelf placement into additional chain stores, bringing retail placement to over 1,200 store chains and outlets.

In October 2001, the Company established a department to oversee quality assurance throughout the manufacturing and bottling process, and oversee technology transfer issues.

SEE NEW FOR 2001
The Board of Directors
Aqua Vie Beverage Corporation
Ketchum, ID


Certified Public Accountant
Williams & Webster

___________ __, 2001
Spokane, Washington

         9

AQUA VIE BEVERAGE CORPORATION.
CONSOLIDATED BALANCE SHEET
JULY 31, 2001



 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS



Name                       Age                       Position
----                       ---                       --------

Thomas Gillespie           54                        President, Director


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

ITEM 10. EXECUTIVE COMPENSATION

Thomas Gillespie per terms with the company is entitled to a salary of $20,000 a month; however he has never collected any of this compensation and has forgiven $500,000 accrued compensation during this current fiscal year.

Mr. Gillespie was granted 700,000 restricted shares pursuant to rule 701, as a benefit for minimal consideration, in August 1999. During the fiscal year Mr. Gillespie was granted 600,000 registered common shares as a benefit for minimal consideration pursuant to Form S-8.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



                                                                                         Amount and
Title of class                    Name and address of beneficial owner                   nature of
Percent of
class

Common Stock         Thomas J. Gillespie, 333 S Main St #204, Ketchum, ID 83340            1,383,829
2.38%

Series A preferred   Bruce Butcher, 1001 4th Ave Plaza Bldg #3827, Seattle, WA 98154         703.191
59.16%

Series A preferred   Roy Schneiderman, 20 Woodbridge Ave, Buffalo, NY 14225                   141.00
11.87%
Common Stock         952,451          1.64%

Series A preferred   Joseph J. Wozniak, 15404 20th SW, Burien, WA 98166                       324.82
28.97%
Series F preferred  1,240.00        100.00%
Common Stock         980,000          1.68%


Series B Preferred   Brace Foundation Trust, C/O Bruce Butcher                                 44.84
100.00%
Series D Preferred    12,000        100.00%
Common Stock         620,329          1.06%

Series E preferred   Valerie Gillespie, P.O. Box 4815, Ketchum, Idaho 83340                   600.00
100.00%

Common Stock         CEDE, P.O. Box 20, Bowling Green Station, NY, NY 10274               46,188,666
79.29%

Common Stock         Directors and executive officers as a group
                   1,383,829          2.38%



Thomas Gillespie, President, his wife, Marie, and his four children are the named beneficiaries of the Brace Trust, without designated remainder interest, and T. Gillespie, father of Thomas Gillespie is a designated remainder holder of 30% of the Trust. All voting rights of Trust shares, which constitute a majority of all voting shares, have been granted to Thomas Gillespie by irrevocable proxy.

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None other than as noted in Note 6 of the Notes to the Consolidated Financial Statements.

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed since the third quarter.

Aqua Vie Beverage Corporation

FORM 10KSB Exhibit List



 2.1    Auditor's letter                                  April 10,
                                                             2001
 4.1    Designation Series D                           November 15, 2000
 4.2    Designation Series E                           November 15, 2000
 4.3    Designation Series F                           July 27, 2001


                                   SIGNATURES

In accordance with Section13 or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aqua Vie Beverage Corp.
(Registrant)

Date 11-13-01   By /s/ Thomas J. Gillespie
     --------      --------------------------
                       Thomas J. Gillespie, CEO and President

Signature                           Title                            Date
/s/ Thomas J. Gillespie                                              11-13-01
-----------------------             ------------------------         --------
    Thomas J. Gillespie                 CEO, President, Director