Form 10QSB
period 2001-10-31
AQUA VIE BEVERAGE CORP
filed 2002-01-04
CIK 1068104

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10 QSB
                                   -----------

(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 October 31, 2001

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

YES [ ]         NO [X]            As of the quarter ending October 31, 2001 the
                                  Registrant has been subject to the filing requirements of the Securities Act of 1934 for less than 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                        Outstanding at October 31, 2001

Common Stock, Par value $0.001                       63,699,784

Item 1. Financial Statements:

                         AQUA VIE BEVERAGE CORPORATION
                                 Balance Sheets
                                 --------------
                                                                        October 31,     July 31,
                                                                           2001          2001
                                                                       (Unaudited)
                                                                       -----------    -----------

ASSETS

    CURRENT ASSETS
      Cash                                                             $     4,765    $     3,608
      Accounts receivable                                                   55,832         82,776
      Inventory                                                             89,634        155,372
      Prepaid and other assets                                              22,786         24,434
                                                                       -----------    -----------
        Total Current Assets                                               173,017        266,190
                                                                       -----------    -----------

    PROPERTY AND EQUIPMENT
      Equipment                                                            201,608        201,608
      Less accumulated depreciation                                       (101,767)       (85,615)
                                                                       -----------    -----------
        Total Property and Equipment                                        99,841        115,993
                                                                       -----------    -----------

    OTHER ASSETS
      Intangibles                                                          313,336        305,040
      Less accumulated amortization                                        (74,284)       (58,159)
                                                                       -----------    -----------
        Total Other Assets                                                 239,052        246,881
                                                                       -----------    -----------

    TOTAL ASSETS                                                       $   511,910    $   629,064
                                                                       ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

    CURRENT LIABILITIES
      Accounts payable                                                 $   297,134    $   362,312
      Bank overdraft                                                        49,857         52,412
      Notes payable - current                                              464,342        455,135
      Accrued expenses                                                      84,401         64,101
      Loan from related party                                               86,558        128,520
                                                                       -----------    -----------
        Total Current Liabilities                                          982,292      1,062,480
                                                                       -----------    -----------

    LONG-TERM DEBT
      Notes payable - net of current portion                                 5,425         14,632
                                                                       -----------    -----------

    COMMITMENTS AND CONTINGENCIES                                             --             --
                                                                       -----------    -----------

    STOCKHOLDERS' DEFICIT
      Preferred stock,  Series A, B, C, D, E
        and F, $0.001 par value,  1,000,000
        shares authorized,15,074 and 15,074
        shares issued and outstanding, respectively                             15             15
      Common stock, $0.001 par value, 120,000,000 shares
        authorized, 65,313,173and 58,253,173 shares
        issued and outstanding, respectively                                65,313         58,253
      Additional paid-in capital                                         5,077,199      4,765,754
      Subscriptions receivable                                            (176,977)      (176,977)
      Accumulated deficit                                               (5,441,357)    (5,095,093)
                                                                       -----------    -----------
        Total Stockholders' Deficit                                       (475,807)      (448,048)
                                                                       -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   511,910    $   629,064
                                                                       ===========    ===========

             See accountant's review report and accompanying notes.

                          AQUA VIE BEVERAGE CORPORATION
                            Statements of Operations
                                  (Unaudited)
                                                                      Three Months Ended
                                                                          October 31,
                                                                  -----------------------------
                                                                     2001          2000
                                                                  ------------    ------------

REVENUES                                                          $     46,858    $    192,256

COST OF GOODS SOLD                                                      81,700         137,399
                                                                  ------------    ------------

GROSS PROFIT (LOSS)                                                    (34,842)         54,857
                                                                  ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
       Promotion and advertising                                        68,156         457,687
       Legal and accounting                                             46,597          11,953
       Other general and administrative expenses                       186,013         361,691
                                                                  ------------    ------------
            Total expenses                                             300,766         831,331
                                                                  ------------    ------------

LOSS FROM OPERATIONS                                                  (335,608)       (776,474)

OTHER EXPENSES
       Interest expense                                                 10,656          17,595
                                                                  ------------    ------------

LOSS BEFORE TAXES                                                     (346,264)       (794,069)

INCOME TAXES                                                              --              --
                                                                  ------------    ------------


NET LOSS                                                          $   (346,264)   $   (794,069)
                                                                  ============    ============

NET LOSS PER COMMON SHARE
       BASIC AND DILUTED                                          $     (0.005)   $    (0.0195)
                                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING, BASIC AND DILUTED                        63,699,784      40,774,176
                                                                  ============    ============



             See accountant's review report and accompanying notes.


                          AQUA VIE BEVERAGE CORPORATION
                       Statement of Stockholder's Deficit
                                  (Split Table)

                                        Preferred, Series A, B,
                                        C, D, E and F                        Common Stock
                                        --------------------------    ------------------------
                                           Number                       Number
                                         of Shares        Amount      of Shares       Amount
                                        -----------    -----------   -----------   -----------
Balance brought forward                   7,410        $     7        30,811,408    $   30,811
                                        -----------    -----------   -----------   -----------
Issuance of common stock
 for services at prices
 ranging from $0.02
  to $0.42                                 --             --           5,335,000         5,335

Issuance of common stock
 for debt conversion at
 $0.40 per share                           --             --             850,000           850

Conversion of preferred
 Series A to common
 stock                                   (1,368)            (2)        4,489,123         4,489

Conversion of preferred
 Series B to common
 stock                                   (4,608)            (4)       16,567,642        16,568

Conversion of preferred
 Series C to common
 stock                                     (200)          --             200,000           200

Issuance of preferred Series
 D for cash and receivable
 at $100 per share                       12,000             12             --            --

Issuance of preferred Series
 E for cash at $100
 per share                                  600              1             --            --

Issuance of preferred Series
  F for cash at $100
  per share                                1,240             1             --            --

Net loss for the year ended
 July 31, 2001                             --             --               --            --
                                        -----------    -----------   -----------   -----------

Balance, July 31, 2001                   15,074             15        58,253,173        58,253

Stock converted per
 subscription                              --             --           6,250,000         6,250

Stock issued for services                  --             --             810,000           810

Net loss for the quarter
 ended October 31, 2001                    --             --               --            --
                                        -----------    -----------   -----------   -----------

Balance, October 31, 2001
 (Unaudited)                             15,074    $        15        65,313,173   $    65,313
                                        ===========    ===========    ===========  ===========


             See accountant's review report and accompanying notes.


                          AQUA VIE BEVERAGE CORPORATION
                       Statement of Stockholder's Deficit
                          (Second Part of Split Table)

                                         Additional
                                          Paid-in    Subscriptions    Accumulated
                                          Capital      Receivable       Deficit        Total
                                        -----------    -----------    -----------    -----------
Balance brought forward                  $2,422,236    $      --      $(3,654,081)  $ (1,201,027)
                                        -----------    -----------    -----------    -----------
Issuance of common stock
 for services at prices
 ranging from $0.02
  to $0.42                                  640,783           --             --          646,118

Issuance of common stock
 for debt conversion at
 $0.40 per share                            340,000           --             --          340,850

Conversion of preferred
 Series A to common
 stock                                       (4,487)          --             --             --

Conversion of preferred
 Series B to common
 stock                                      (16,564)          --             --             --

Conversion of preferred
 Series C to common
 stock                                         (200)          --             --             --

Issuance of preferred Series
 D for cash and receivable
 at $100 per share                        1,199,988       (176,952)          --        1,023,048

Issuance of preferred Series
 E for cash at $100
 per share                                   59,999            (25)          --           59,975

Issuance of preferred Series
  F for cash at $100
  per share                                 123,999           --             --          124,000

Net loss for the year ended
 July 31, 2001                                --             --        (1,441,012)    (1,441,012)
                                        -----------    -----------    -----------    -----------

Balance, July 31, 2001                    4,765,754       (176,977)    (5,095,093)      (448,048)

Stock converted per
 subscription                               247,645           --             --          253,895

Stock issued for services                    63,800           --             --           64,610

Net loss for the quarter
 ended October 31, 2001                       --             --         (346,264)      (346,264)
                                        -----------    -----------    -----------    -----------

Balance, October 31, 2001
 (Unaudited)                            $ 5,077,199    $  (176,977)   $(5,441,357)   $  (475,807)
                                        ===========    ===========    ===========    ===========

             See accountant's review report and accompanying notes.


                          AQUA VIE BEVERAGE CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)
                                                                               Three Months
                                                                                October 31,
                                                                    -------------------------------------
                                                                      2001                       2000
                                                                    ---------                   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $(346,264)                 $(794,069)
      Adjustments to reconcile net loss to net cash
          used by operating activities:
               Depreciation and amortization                           32,277                     40,696
               Stock issued for services                               64,610                       --
      Changes in assets and liabilities:
               Accounts receivable                                     26,944                   (125,634)
               Inventory                                               65,738                    151,937
               Prepaid expenses                                         1,648                    (69,618)
               Accounts payable                                       (65,178)                   209,887
               Bank overdraft                                          (2,555)                   115,137
               Accrued expenses                                        20,300                     18,221
               Accrued compensation                                      --                       60,000
                                                                    ---------                   ---------
          Net cash used by operating activities                      (202,480)                  (393,443)
                                                                    ---------                   ---------

CASH USED BY INVESTING ACTIVITIES:
      Increase in intangible assets for slotting                       (8,296)                      --
                                                                    ---------                   ---------
          Net cash used by investing activities                        (8,296)                      --
                                                                    ---------                   ---------

CASH PROVIDED BY FINANCING ACTIVITIES
      Sale of common stock                                               --                      188,468
      Stock conversion subscriptions                                  253,895                       --
      Payments on debt                                                   --                      (18,362)
      Advances from affiliate                                         223,961                       --
      Payments to affiliate                                          (265,923)                      --
      Proceeds from notes payable                                        --                      202,500
      Advances from stockholders                                         --                      105,610
                                                                    ---------                   ---------
          Net cash provided by financing activities                   211,933                    478,216
                                                                    ---------                   ---------

INCREASE (DECREASE) IN CASH                                             1,157                     84,773

BEGINNING BALANCE                                                       3,608                     11,127
                                                                    ---------                   ---------



ENDING BALANCE                                                      $   4,765                  $  95,900
                                                                                               =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Income taxes paid                                             $    --                    $    --
      Interest paid                                                 $    --                    $    --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of common stock for services                         $  64,610                  $    --



             See accountant's review report and accompanying notes.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - STATEMENT OF ACCOUNTING

The interim financial statements of Aqua Vie Beverage Corporation included herein, have been prepared without audit. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2001.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 2 - STOCK SUBSCRIPTION AGREEMENT

The stock subscription agreement executed on November 21, 2000 and reported in the previous quarter for the sale of 12,000 shares of $.001 par value Series D Preferred stock for the aggregate purchase price of $1,200,000, the equivalent of $100 per preferred share, has been funded to the extent of $1,023,048 during this reporting quarter and the first month of the subsequent quarter reporting period.

NOTE 3 - ADDITIONAL COMMENTS

During March, 2001, the Company entered into a Shipping and Security Agreement with a central California contract manufacturer. The agreements provided the Company with production financing and inventory expansion of its beverage products, interest-free and without a factoring fee. Under the terms of the agreement, the Company granted to the contract manufacturer a security interest in the Company's inventory and receivables. Based on that Agreement, the Company began an aggressive campaign to place its products in California-based supermarket chains by paying and/or incurring slotting fees, supporting sampling programs, and other marketing activities.

In April 2001, the contract manufacturer commenced production under the terms of the Shipping and Security Agreement and began shipping product to major grocery chain accounts in California, Arizona, and Nevada. Subsequently, the Company increased its sales and marketing efforts, and slotting fee commitments intended to support an expanded sales program. The Packer, which was experiencing quality assurance problems, failed to sustain production levels adequate to meet the sales levels projected by the Company notwithstanding the marketing expenses incurred by the Company, and the Packer continued in its failure to resolve past account issues arising over defective products. This led to a demand being made on the Packer by the Company for an accounting. The Packer responded by refusing any further production or shipment of inventory already produced until the Company would execute an indemnity in favor of the Packer. Notwithstanding then a deadlock in negotiations, management held steadfast in its belief that its product quality and purity are critical and, therefore, are not subject to compromise. The dispute, which was of considerable duration, had a negative impact on the Company, as it created uncertainty relative to the Company's ability to deliver product to fill pending and projected orders, for which the slotting payments and marketing efforts had been undertaken. In an effort to progress toward a resolution, the Company and Packer subsequently entered into a new production agreement, which provided for payments to be made to the Company in settlement of the claims against the Packer and also effected a termination of the factoring agreement.

Subject to stringent third-party quality assurance testing, shipping and production resumed in July under the new agreement. Management is confident that, now with certain modifications having been made to the Packer's manufacturing process and production line, and with the Packer's strict adherence to the Company's stated quality assurance, the aforementioned issued have been resolved to the Company's satisfaction and the Packer is capable of maintaining consistent quality at commercial production levels.

Notwithstanding the impact on the Company's increased sales and marketing efforts resultant of the Packer's failure to perform as agreed, and the consequent loss of saleable inventory under the Shipping and Security Agreement to satisfy orders and proposed orders during the June-August 2001 period of the dispute, through additional slotting fee commitments and other arrangements made by the Company, the Company was able to place its products on the shelves of over 1,200 retail grocery chains, and to obtain additional approvals in approximately 650 chains. These placements and approvals provide a major foothold and a foundation for regional expansion into 2002 as the Company expects to begin a rapid expansion of its inventory production, and its sales and marketing programs for the first quarter of 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During its first three years of existence (from inception to July 31, 2001), the Company accumulated a deficit of $5,095,000. In the subsequent three months ended October 31, 2001, the Company's accumulated deficit grew to $5,441,000 as the Company's marketing and executive expenses increased, creating a quarterly operating loss of $346,264.

At October 31, 2001, the Company's total assets of $512,000 were lower than the $629,000 reported at its July 31, 2001 year-end. The decrease was due primarily to a decrease in inventory to approximately $90,000 from approximately $155,000, decreases in accounts receivable, and increases in accumulated depreciation and amortization. The Company's current liabilities decreased from $1,062,480 at July 31, 2001 to $982,292 at October 31, 2001.

The Company entered into an aggressive marketing campaign in the Spring of 2001, which substantially increased its General and Administrative expenses for sales personnel and marketing expenses for slotting fees and related items based on the production financing agreement made with its contract packer in late February 2001 (see Note 3 to the Financials). These expenses were incurred in the anticipation of a rapid increase in sales and revenues to support the expenditures. The dispute which arose with the packer, although resolved in late July, 2001, did not provide compensation for the loss of revenues projected by management for that period, and also reduced the sales activity due to uncertainties over supply. Management had proposed to address these problems in early September 2001 but was unable to adequately redress the issue due to the September 11th event and it impact on retail sales.

Aqua Vie continues to offer information about its products and a subscription service on its Internet site. Aqua Vie's revenue from Internet sales, a small portion of current revenue, is projected to be an important part of future revenue. Management intends to expand and develop marketing of Aqua Vie beverages through the Internet, and redesign of the Company's Internet site to support the Company's marketing plan is currently underway.

Given Aqua Vie's market distribution presence and order interest by major customers, the funded slotting fee arrangements with major grocery and convenience store chains, its present relationship with its co-packer, and the present production and overhead cost structure, profitability is believed achievable in 2002, given adequate bridge financing. The immediate solution to profitability in this early growth scenario rests with the Company's ability to obtain bridge financing adequate to meet the increased product demand available within the account base with which the Company has already secured shelf space. At the same time, the company will continue to build brand awareness through immediate execution of consumer marketing programs postponed during 2001, including radio and newspaper advertising in select markets, which is expected to commence in January 2002.

The Company began a program to seek production financing shortly before the September 11th event but was unable to finalize commitments with interested investors at that time due to the market uncertainties which arose. In the last few days the Company has secured additional debt financing from a major shareholder that it believes should provide for proposed January sales. In addition, discussions are expected to continue with several other interested investors unrelated to the Company, to support an expanded inventory production and sales program for the first Quarter of 2002.

In the future Aqua Vie expects to improve margins through economies of scale and by introducing new products that management believes will support higher gross margins even in today's competitive market environment. The first to be introduced will be a line of Hydrators especially designed for children. Subsequently, the Company plans to follow with a multi-flavor line of nonalcoholic wines made from spring water. These nonalcoholic wines have been designed to provide all of the sensual qualities of fine wines and champagnes, without the presence of alcohol or preservatives.

Aqua Vie's product line contains no directly patented or patentable features or components. Copyrighting, trade marking and the use of trade secret techniques and formulations are employed extensively. Aqua Vie uses non-disclosure/non-compete agreements with employees, suppliers and co-packer bottlers. At present the Company has not issued any licenses, franchises, concessions, royalty agreements or labor contracts, though future development may include such actions being incorporated into the corporate strategy.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues of $46,000 for the quarter ended October 31, 2001 were a decrease from the $192,000 of revenues in the corresponding first quarter of the prior fiscal year, due to the time lost in the resolution of the processor's quality assurance problem, the resultant temporary lack of inventory available for sale, the consequent delay of advertising and marketing programs, and a postponement of final arrangements for additional funding in September, delayed because of events of September 11th. Discussions are ongoing with the same third parties concerning this additional funding.

Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At October 31, 2001, the Company had negative working capital of $809,275, although this amount represents a decrease in liquidity and capital resources from its negative working capital position of $796,290 at July 31, 2000. The decrease is principally attributable to a decrease in current Assets.

In the three months ended October 31, 2001, the Company funded a portion of its operations from the sale of its common stock, which raised $253,895 in cash. In addition, Aqua Vie financed its operations by issuing shares for services valued at $64,610. This recent mix of diversified funding sources contrasts with the corresponding three months of the prior year when the primary source of funds was $202,500 in loans and $788,468 from the Company's sale of stock.

The Company anticipates a substantial use of cash for the foreseeable future. In particular, management of the Company intends substantial expenditures in connection with production of additional inventory for the planned increase in sales, expansion of the Company's marketing organization, payment of slotting fees to obtain shelf space with new retailers, and quality assurance and distribution management. The availability of sufficient future funds for Aqua Vie will depend to a significant extent on the growth in market acceptance of the Company's primary product line by retail chains. The Company does not expect to incur any major capital expenditures in the next year. Aqua Vie's management expects that additional funding for operating expenditures will be available from the issuance of debt and/or equity securities, as needed. There can be no assurance whether or not such financing will be available on satisfactory terms.

RESULTS OF OPERATIONS

Aqua Vie commenced operations in 1998 and has a limited history of operations, which to date have not been profitable. Its operations are subject to the risks and competition inherent in the establishment of a relatively new business enterprise. Aqua Vie is currently operating at a loss. The Company's three month revenues of $46,858 were less than three-month revenues of the prior fiscal year, sales to date have not been sufficient to cover the costs of operations. Though sales to date have not been sufficient to cover the costs of operations, profitability is believed achievable assuming inventory levels are adequate to meet demand within the Company's existing customer base.

For the three months ended October 31, 2001, the Company's sales produced gross profit of ($34,842), which compares with the gross profit of ($54,857) for the comparable three months of the prior fiscal year. Operating expenses were $300,766 for the three months ended October 31, 2001 and were $831,331 for the comparable period of the prior year. The year-to-year change principally reflects a decrease in marketing expenses during the most recent quarter resulting from the Company's decision to postpone its advertising, marketing and promotional activities pending the development of higher inventory levels. During this same year-to-year time frame, the decrease in operating expenses during the quarter ended October 31, 2001 also reflects reduction in general and administrative expenses.

While Aqua Vie continued to operate at a loss during the most recent quarter, given inventories adequate to support its marketing efforts, the Company's ability to generate higher revenue and realize a net profit from operations remains primarily dependent upon the effectiveness of its marketing efforts in generating sales of its line of flavored spring water products.

In the quarter ending October 31, 2001, the Company's net loss of ($346,264) for the three months ended October 31, 2001 resulted in a net loss per share of ($0.005) for the quarter. This contrasts with a net loss of ($794,064) for the three months ended October 31, 2001, which also posted a per share loss of ($0.02).

PART II - - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

There are no substantial legal proceedings against the Company and the Company is unaware of any such meaningful proceedings contemplated against it. The Company anticipates that in the future it will have conflicts as regards certain Accounts Payable for services invoiced but not adequately performed and for the use of selected names for products and product lines in selected market places.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of unregistered securities.

Sales of unregistered securities were pursuant to the exemption from registration under the Securities Act of 1933 contained in Section 4(2) and Regulations promulgated thereunder. During the three months ended October 31, 2001, the Company issued 695,000 shares of common stock for services valued at $64,610.

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

                                    AQUA VIE BEVERAGE CORPORATION
                                                     (Registrant)


Date  January 2, 2002               By: /s/ Thomas J. Gillespie
                                    ---------------------------
                                            Thomas J. Gillespie
                                            Chief Executive Officer
                                            & President