Form 10QSB
period 2002-01-31
AQUA VIE BEVERAGE CORP
filed 2002-03-27
CIK 1068104

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10 QSB
                                   -----------

(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                January 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                        Outstanding at January 31, 2002

Common Stock, Par value $0.001                       68,113,173

Item 1. Financial Statements:


                         AQUA VIE BEVERAGE CORPORATION
                                 Balance Sheet
                             As of January 31, 2002


                                                               Jan 31, 2002
                                                             ---------------
ASSETS
      Current Assets
          Checking/Savings
              1000  AVAC - General                                   -9.64
              1010  AVAC - Operating                                 65.86
              1020  AVBC - Operating                             15,796.85
              1030  AVBC - Primary                                  201.39
              1040  Petty Cash                                      103.00
                                                             ---------------
          Total Checking/Savings                                 16,157.46
          Accounts Receivable
              1100   Accounts Receivable                        128,346.20
                                                             ---------------
          Total Accounts Receivable                             128,346.20
          Other Current Assets
              1200  Inventory                                    89,634.41
              1240  Prepaid Insurance                                49.22
              1250  Prepayments                                  29,791.00
                                                             ---------------
          Total Other Current Assets                            119,474.63
                                                             ---------------
      Total Current Assets                                      263,978.29

      Fixed Assets
          1300  Leasehold Improvements                            1,000.00
          1400  Equipment
              1401  Accumulated Depreciation                   -134,071.00
              1400  Equipment - Other                           200,608.39
                                                             ---------------
          Total 1400   Equipment                                 66,537.39
          1500o  Intangible Assets
              1501  Accumulated Amortization                    -79,159.00
              1500  Intangible Assets - Other                   313,336.00
                                                             ---------------
          Total 1500   Intangible Assets                        234,177.00
                                                             ---------------
      Total Fixed Assets                                        301,714.39

      Other Assets
          1800   Deposits                                        22,737.18
                                                             ---------------
      Total Other Assets                                         22,737.18
                                                             ---------------
TOTAL ASSETS                                                    588,429.86
                                                             ===============

                             See accompanying notes.

                         AQUA VIE BEVERAGE CORPORATION
                            Balance Sheet (continued)
                             As of January 31, 2002

LIABILITIES & EQUITY
      Liabilities
          Current Liabilities
              Accounts Payable
                  2000   Accounts Payable                       298,720.97
                                                             ---------------
              Total Accounts Payable                            298,720.97
              Other Current Liabilities
                  2300  Loan Payable - RS                       237,000.00
                  2310  Loan Payable - GMAC                      16,512.44
                  2400  Notes Payable
                      2403  Notes Payable - 8% conv-JW           80,000.00
                      2400  Notes Payable - Other               135,000.00
                                                             ---------------
                  Total 2400   Notes Payable                    215,000.00
                  2410  Accrued Interest-Notes Payable           83,542.67
                  2500  Affiliate Loan
                      2501  Brace Trust Affiliate Loan           14,398.00
                      2500  Affiliate Loan - Other              153,808.17
                                                             ---------------
                  Total 2500   Affiliate Loan                   168,206.17
                                                             ---------------
              Total Other Current Liabilities                   720,261.28
                                                             ---------------
          Total Current Liabilities                           1,018,982.25
                                                             ---------------
      Total Liabilities                                       1,018,982.25
      Equity
          3000  Opening Bal Equity                                   58.95
          3900  Retained Earnings                            -5,204,837.58
          3950  Additional Paid-In Capital                    5,190,940.59
          Net Income                                           -416,714.35
                                                             ---------------
      Total Equity                                             -430,552.39
                                                             ---------------
TOTAL LIABILITIES & EQUITY                                      588,429.86
                                                             ===============

                             See accompanying notes.

                         AQUA VIE BEVERAGE CORPORATION
                             Statement of Operations
                      November 2001 through January 2002

                                                               January 31,2002
                                                             ------------------
      Ordinary Income/Expense
              Income
                  4100  Distributor Sales                           72,514.00
                  4200  Internet Sales                               3,549.67
                                                             ------------------
              Total Income                                          76,063.67
              Cost of Goods Sold
                  5200   Cost of Goods Sold                         27,950.00
                                                             ------------------
              Total COGS                                            27,950.00
                                                             ------------------
          Gross Profit                                              48,113.67
              Expense
                  Post dated from 11/23                                  0.00
                  6100  Payroll                                     31,983.00
                  6999  Uncategorized Expenses                           0.00
                  7020  Computer Allowance                             498.90
                  7050  Bank Charge                                  3,258.82
                  7120  Broker Commission                            7,000.00
                  7145  Depreciation and Amortization               37,179.00
                  7210  Equipment Leasing                            4,210.94
                  7335  Insurance                                    5,429.80
                  7350  Investor Relations                           6,586.27
                  7450  Office Expenses                              1,593.13
                  7480  Maintenance                                    225.00
                  7490  Miscellaneous                                2,001.30
                  7540  Postal                                       5,840.08
                  7550  Professional Fees
                      7555  Legal Fees                                 600.00
                      7550  Professional Fees - Other                7,500.00
                                                             ------------------
                  Total 7550   Professional Fees                     8,100.00

                  7590  Promotional Expense - Product                8,572.38
                  7670  Research & Development                         987.99
                  7710  Shipping                                     3,035.80
                  7715  Slotting Fees                                  550.00
                  7770  Trademark                                      750.00
                  7780  Telephone                                    5,741.36
                  7785  Travel                                         819.50
                  7800  Utilities
                      7810  Cable TV                                   422.60
                      7820  Gas & Electric                             482.87
                                                             ------------------
                  Total 7800   Utilities                               905.47
                                                             ------------------
              Total Expense                                        135,268.74
                                                             ------------------
      Net Ordinary Income                                          -87,155.07

      Other Income/Expense
          Other Expense
              9010   Interest Expense                                 -350.42
                                                             ------------------
          Total Other Expense                                         -350.42
                                                             ------------------
      Net Other Income                                                 350.42
                                                             ------------------
      Net Income                                                   -86,804.65
                                                             ==================


                             See accompanying notes.

                         AQUA VIE BEVERAGE CORPORATION
                                   Cash Flows
                      November 2001 through January 20002

                                                             Nov 2001 - Jan 2002
                                                                 ----------
OPERATING ACTIVITIES
    Net Income                                                   -86,804.65
    Adjustments to reconcile Net Income
    to net cash provided by operations:
        1100 Accounts Receivable                                 128,346.20
        1400 Equipment:1401 Accumulated Depreciation            -134,071.00
        1500 Intangible Assets:1501 Accumulated Amortization     234,177.00
        2000 Accounts Payable                                    298,720.97
        2500 Affiliate Loan                                      153,808.17
        2310 Loan Payable - GMAC                                  16,512.44
                                                                 ----------
Net cash provided by Operating Activities                        610,689.13
FINANCING ACTIVITIES
    3000 Opening Bal Equity                                           58.95
                                                                 ----------
Net cash provided by Financing Activities                             58.95
                                                                 ----------
Net cash increase for period                                     610,748.08
Cash at beginning of period                                      -44,931.80
                                                                 ----------
Cash at end of period                                             16,157.06
                                                                 ==========

                             See accompanying notes.

                  Comparisons will be provided in an amendment

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

Notwithstanding the impact on the Company's increased sales and marketing efforts resultant of the Packer's failure to perform as agreed, and the consequent loss of saleable inventory under the Shipping and Security Agreement to satisfy orders and proposed orders during the June-August 2001 period of the dispute, through additional slotting fee commitments and other arrangements made by the Company, the Company was able to place its products on the shelves of over 1,200 retail grocery chains, and to obtain additional approvals in approximately 650 chains. These placements and approvals are providing a major foothold and a foundation for regional expansion throughout 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During its first three years of existence (from inception to July 31, 2001), the Company accumulated a deficit of $5,095,000. In the subsequent three months ended October 31, 2001, the Company's accumulated deficit grew to $5,858,000 as the Company's marketing and executive expenses increased, creating a quarterly operating loss of $86,805.

At January 31, 2002, the Company's total assets of $263,978 were lower than the $629,000 reported at its July 31, 2001 year-end The Company's current liabilities decreased slightly from $1,062480 at July 31, 2001 to $1,018,982 at January 31, 2002.

The Company entered into an aggressive marketing campaign in the Spring of 2001, which substantially increased its General and Administrative expenses for sales personnel and marketing expenses for slotting fees and related items based on the production financing agreement made with its contract packer in late February 2001 (see Note 3 to the Financials). These expenses were incurred in the anticipation of a rapid increase in sales and revenues to support the expenditures. The dispute which arose with the packer, although resolved in late July, 2001, did not provide compensation for the loss of revenues projected by management for that period, and also reduced the sales activity due to uncertainties over supply. Management had proposed to address these problems in early September 2001 but was unable to adequately redress the issue due to the September 11th event and its impact on retail sales.

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

At the same time, the company will continue to build brand awareness through immediate execution of consumer marketing programs postponed during 2001, including radio and newspaper advertising in select markets, which is expected to commence during the first half of the calendar year.

The Company began a program to seek production financing shortly before the September 11th event but was unable to finalize commitments with interested investors at that time due to the market uncertainties which arose. In late January, the company entered into an agreement in principle with a venture group to provide $1.2 million in bridge capital for the company's operations and inventory requirements for 2002; however, to date, arrangements have not been finalized. The aforementioned delay in finalization of financing resulted in lower production and inventory levels, and a postponement of additional new product shipments until early March 2002.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues of $76,000 for the quarter ended January 31, 2002 were an decrease from the $563,133 of revenues in the corresponding second quarter of the prior fiscal year, due to the time lost in the resolution of the processor's quality assurance problem, the resultant temporary lack of inventory available for sale, the consequent delay of advertising and marketing programs, and a postponement of final arrangements for additional funding in September, delayed because of events of September 11th. Discussions are ongoing with the same third parties concerning this additional funding.

Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At January 31, 2002, the Company had negative working capital of $872,004, although this amount represents a decrease in liquidity and capital resources from its negative working capital position of $796,290 at July 31, 2000. The decrease is principally attributable to a decrease in current Assets.

In the three months ended January 31, 2002, the Company funded a portion of its operations from the issuance of common stock, valued at $29,000. .

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

RESULTS OF OPERATIONS

Aqua Vie commenced operations in 1998 and has a limited history of operations, which to date have not been profitable. Its operations are subject to the risks and competition inherent in the establishment of a relatively new business enterprise. Aqua Vie is currently operating at a loss. The Company's three month revenues of $76,000 were less than the comparable three-month period of the prior fiscal year. Though sales to date have not been sufficient to cover the costs of operations, profitability is believed achievable assuming inventory levels are adequate to meet demand within the Company's existing customer base.

For the three months ended January 31, 2002, the Company's sales produced gross profit of $48,113 which compares with the gross profit of $144,147 for the comparable three months of the prior fiscal year. Operating expenses were $135,269 for the three months January 31, 2002 and were $798,029 for the comparable period of the prior year. The year-to-year change principally reflects a decrease in marketing expenses during the most recent quarter resulting from the Company's decision to postpone its advertising, marketing and promotional activities pending the development of higher inventory levels. During this same year-to-year time frame, the decrease in operating expenses during the quarter ended January 31, 2002 also reflects reduction in general and administrative expenses.

While Aqua Vie continued to operate at a loss during the most recent quarter, given inventories adequate to support its marketing efforts, the Company's ability to generate higher revenue and realize a net profit from operations remains primarily dependent upon the effectiveness of its marketing efforts in generating sales of its line of flavored spring water products.

In the quarter ending January 31, 2002, the Company's net loss of ($86,805) for the three months ended January 31, 2002 resulted in a net loss per share of ($0.001) for the quarter. This contrasts with a net loss of ($171,347) for the three months ended January 31, 2001, which posted a per share loss of ($0.004).

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

Sales of unregistered securities were pursuant to the exemption from registration under the Securities Act of 1933 contained in Section 4(2) and Regulations promulgated thereunder. During the three months ended January 31, 2001, the Company issued 824,000 shares of common stock for services valued at $29,000.

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

                                    AQUA VIE BEVERAGE CORPORATION
                                              (Registrant)


Date  March 27, 2002               By: /s/ Thomas J. Gillespie
                                    ---------------------------
                                            Thomas J. Gillespie
                                            Chief Executive Officer
                                            & President