Form 10QSB/A
period 2001-10-31
AQUA VIE BEVERAGE CORP
filed 2002-06-26
CIK 1068104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10 QSBA
                                   -----------

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

Item 1. Financial Statements:

                          AQUA VIE BEVERAGE CORPORATION
                                 Balance Sheets
                                 --------------
                                                                        October 31,     July 31,
                                                                           2001          2001
                                                                       (Unaudited)
                                                                        (Restated)     (Restated)
                                                                       -----------    -----------

ASSETS

    CURRENT ASSETS
      Cash                                                             $     4,765    $     3,608
      Accounts receivable                                                   55,832         82,776
      Inventory                                                             89,634        155,372
      Prepaid and other assets                                              22,786         24,434
                                                                       -----------    -----------
        Total Current Assets                                               173,017        266,190
                                                                       -----------    -----------

    PROPERTY AND EQUIPMENT
      Equipment                                                            201,608        201,608
      Less accumulated depreciation                                       (101,767)       (85,615)
                                                                       -----------    -----------
        Total Property and Equipment                                        99,841        115,993
                                                                       -----------    -----------

    OTHER ASSETS
      Intangibles                                                          313,336        305,040
      Less accumulated amortization                                        (74,284)       (58,159)
                                                                       -----------    -----------
        Total Other Assets                                                 239,052        246,881
                                                                       -----------    -----------

    TOTAL ASSETS                                                       $   511,910    $   629,064
                                                                       ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

    CURRENT LIABILITIES
      Accounts payable                                                 $   297,134    $   362,312
      Bank overdraft                                                        49,857         52,412
      Settlements payable                                                   10,000         10,000
      Notes payable - current                                              455,990        455,135
      Accrued expenses                                                      84,401         64,101
      Loan from related party                                               86,558        128,520
                                                                       -----------    -----------
        Total Current Liabilities                                          983,940      1,072,480
                                                                       -----------    -----------

    LONG-TERM DEBT
      Notes payable - net of current portion                                13,777         14,632
                                                                       -----------    -----------

    COMMITMENTS AND CONTINGENCIES                                             --             --
                                                                       -----------    -----------

    STOCKHOLDERS' DEFICIT
      Preferred stock,  Series A, B, C, D, E
        and F, $0.001 par value,  1,000,000
        shares authorized,15,074 and 15,074
        shares issued and outstanding, respectively                             15             15
      Common stock, $0.001 par value, 120,000,000 shares
        authorized, 65,313,173and 58,253,173 shares
        issued and outstanding, respectively                                65,313         58,253
      Additional paid-in capital                                         5,933,607      5,562,162
      Subscriptions receivable                                            (176,977)      (176,977)
      Accumulated deficit                                               (6,307,765)    (5,901,501)
                                                                       -----------    -----------
        Total Stockholders' Deficit                                       (485,807)      (458,048)
                                                                       -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   511,910    $   629,064
                                                                       ===========    ===========

                   See notes to interim financial statements.

                          AQUA VIE BEVERAGE CORPORATION
                            Statements of Operations
                                   (Unaudited)
                                                                      Three Months Ended
                                                                          October 31,
                                                                  -----------------------------
                                                                     2001          2000
                                                                   (Restated)
                                                                  ------------    ------------

NET REVENUES                                                      $     46,858    $    192,256

COST OF GOODS SOLD                                                      81,700         137,399
                                                                  ------------    ------------

GROSS PROFIT (LOSS)                                                    (34,842)         54,857
                                                                  ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
       Promotion and advertising                                        68,156         457,687
       Legal and accounting                                             46,597          11,953
       Other general and administrative expenses                       246,013         361,691
                                                                  ------------    ------------
            Total expenses                                             360,766         831,331
                                                                  ------------    ------------

LOSS FROM OPERATIONS                                                  (395,608)       (776,474)

OTHER EXPENSES
       Interest expense                                                 10,656          17,595
                                                                  ------------    ------------

LOSS BEFORE TAXES                                                     (406,264)       (794,069)

INCOME TAXES                                                              --              --
                                                                  ------------    ------------


NET LOSS                                                          $   (406,264)   $   (794,069)
                                                                  ============    ============

NET LOSS PER COMMON SHARE
       BASIC AND DILUTED                                          $     (0.01)   $      (0.02)
                                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING, BASIC AND DILUTED                        63,699,784      40,774,176
                                                                  ============    ============



                   See notes to interim financial statements.


                          AQUA VIE BEVERAGE CORPORATION
                       Statement of Stockholder's Deficit
                                  (Split Table)

                                        Preferred, Series A, B,
                                        C, D, E and F                  Common Stock
                                    ------------------------    ------------------------
                                       Number                     Number
                                     of Shares      Amount      of Shares      Amount
                                    ----------    ----------    ----------   ----------
Balance, July 31, 2000                   7,410    $        7    30,811,408   $   30,811

Issuance of common stock
 for services at prices
 ranging from $0.02
  to $0.42                                --            --       5,335,000        5,335

Issuance of common stock
 for debt conversion at
 $0.40 per share                          --            --         850,000          850

Conversion of preferred
 Series A to common
 stock                                  (1,368)           (2)    4,489,123        4,489

Conversion of preferred
 Series B to common
 stock                                  (4,608)           (4)   16,567,642       16,568

Conversion of preferred
 Series C to common
 stock                                    (200)         --         200,000          200

Issuance of preferred Series
 D for cash and receivable
 at $100 per share                      12,000            12          --           --

Issuance of preferred Series
 E for cash at $100
 per share                                 600             1          --           --

Issuance of preferred Series
  F for cash at $100
  per share                              1,240             1          --           --

Forgiveness of debt and accrued
  payroll by officer and majority
  stockholder                             --            --            --           --

Net loss for the year ended
 July 31, 2001 (restated)                 --            --            --           --
                                    ----------    ----------    ----------   ----------

Balance, July 31, 2001
  (Restated)                            15,074            15    58,253,173       58,253

Stock converted per
 subscription                             --            --       6,250,000        6,250

Stock issued for services                 --            --         810,000          810

Forgiveness of payroll by officer
  and majority stockholder                --            --            --           --

Net loss for the quarter
 ended October 31, 2001
 (restated)                               --            --            --           --
                                    ----------    ----------    ----------   ----------

Balance, October 31, 2001
 (Unaudited) (restated)                 15,074    $       15    65,313,173   $   65,313
                                    ==========    ==========    ==========   ==========

                   See Notes to interim financial statements.


                          AQUA VIE BEVERAGE CORPORATION
                       Statement of Stockholder's Deficit
                          (Second Part of Split Table)

                                         Additional
                                          Paid-in     Subscriptions   Accumulated
                                          Capital      Receivable       Deficit        Total
                                        -----------    -----------    -----------    -----------
Balance, July 31, 2000                   $2,422,236    $      --      $(3,654,081)  $ (1,201,027)

Issuance of common stock
 for services at prices
 ranging from $0.02
  to $0.42                                  640,783           --             --          646,118

Issuance of common stock
 for debt conversion at
 $0.40 per share                            340,000           --             --          340,850

Conversion of preferred
 Series A to common
 stock                                       (4,487)          --             --             --

Conversion of preferred
 Series B to common
 stock                                      (16,564)          --             --             --

Conversion of preferred
 Series C to common
 stock                                         (200)          --             --             --

Issuance of preferred Series
 D for cash and receivable
 at $100 per share                        1,199,988       (176,952)          --        1,023,048

Issuance of preferred Series
 E for cash at $100
 per share                                   59,999            (25)          --           59,975

Issuance of preferred Series
  F for cash at $100
  per share                                 123,999           --             --          124,000

Forgiveness of debt and accrued
  payroll by officer and majority
  stockholder                              796,408            --             --          796,408

Net loss for the year ended
 July 31, 2001 (restated)                       --            --       (2,247,420)    (2,247,420)
                                        -----------    -----------    -----------    -----------

Balance, July 31, 2001                   5,562,162       (176,977)     (5,901,501)      (458,048)

Stock converted per
 subscription                               247,645           --             --          253,895

Stock issued for services                    63,800           --             --           64,610

Forgiveness of payroll by
  officer and majority
  stockholder                                60,000          --              --           60,000

Net loss for the quarter
 ended October 31, 2001
 (restated)                                    --             --         (406,264)      (406,264)
                                        -----------    -----------    -----------    -----------

Balance, October 31, 2001
 (Unaudited) (restated)                 $ 5,933,607    $  (176,977)   $(6,307,765)   $  (485,807)
                                        ===========    ===========    ===========    ===========

                   See notes to interim financial statements.


                          AQUA VIE BEVERAGE CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)
                                                                               Three Months
                                                                                October 31,
                                                                    -------------------------------------
                                                                      2001                       2000
                                                                    (Restated)
                                                                    ---------                   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $(406,264)                 $(794,069)
      Adjustments to reconcile net loss to net cash
          used by operating activities:
               Depreciation and amortization                           32,277                     40,696
               Stock issued for services                               64,610                       --
               Services charged to additional
                  paid-in capital                                      60,000                       --
      Changes in assets and liabilities:
               Accounts receivable                                     26,944                   (125,634)
               Inventory                                               65,738                    151,937
               Prepaid expenses                                         1,648                    (69,618)
               Accounts payable                                       (65,178)                   209,887
               Accrued expenses                                        20,300                     18,221
               Accured compensation                                      --                       60,000
                                                                    ---------                   ---------
          Net cash used by operating activities                      (199,925)                  (508,580)
                                                                    ---------                   ---------

CASH USED BY INVESTING ACTIVITIES:
      Increase in Intangible Asset for slotting                        (8,296)                      --
                                                                    ---------                   ---------
          Net cash used by investing activities                        (8,296)                      --
                                                                    ---------                   ---------

CASH PROVIDED BY FINANCING ACTIVITIES
      Sale of common stock                                               --                      188,468
      Stock conversion subscriptions                                  253,895                       --
      Bank overdraft                                                   (2,555)                   115,137
      Payments on debt                                                   --                      (18,362)
      Advances from affiliate                                         223,961                       --
      Payments to affiliate                                          (265,923)                      --
      Proceeds from notes payable                                        --                      202,500
      Advances from stockholders                                         --                      105,610
                                                                    ---------                   ---------
          Net cash provided by financing activities                   209,378                    593,353
                                                                    ---------                   ---------

INCREASE (DECREASE) IN CASH                                             1,157                     84,773

BEGINNING BALANCE                                                       3,608                     11,127
                                                                    ---------                   ---------



ENDING BALANCE                                                      $   4,765                  $  95,900
                                                                    =========                  =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Income taxes paid                                             $    --                    $    --
      Interest paid                                                 $    --                    $    --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of common stock for services                         $  64,610                  $    --
      Forgiveness of payroll by officer and
          majority stockholder                                      $  60,000                  $  60,000


                   See notes to interim financial statements.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                          AQUA VIE BEVERAGE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Restated)
                                October 31, 2001


NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended July 31, 2001. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three-month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002.

NOTE 2 - RESTATEMENT AND CORRECTION OF AN ERROR

The Company's financial statements for the year ended July 31, 2001 have been restated to reflect the correction of errors as follows.

1.        Settlements   payable   have  been  accrued  to  reflect  an  expected
          settlement on a breach of contract claim for $10,000.

2. Forgiveness of advances and payroll by the Company's chief executive officer is shown as a capital contribution which increased additional paid-in capital by $796,408 and expenses by $120,000 for salary not recognized in the last six months of the Company's fiscal year.

                          AQUA VIE BEVERAGE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Restated)
                                October 31, 2001

NOTE 2 - RESTATEMENT AND CORRECTION OF AN ERROR

The effect of these corrections was restated financial statements, which thereby increased net loss for the year ended July 31, 2001 by $806,408, and increased liabilities by $10,000.

The Company's financial statements for the period ended October 31, 2001 have been restated to reflect $60,000 payroll as a capital contribution by the Company's chief executive officer.

The effect of these corrections was restated financial statements, which thereby increased net loss the three months ended October 31, 2001 by $60,000.

NOTE 3 - ADDITIONAL COMMENTS

During March 2001, the Company entered into a shipping and security agreement with a central California contract manufacturer. The agreements provided the Company with production financing and inventory expansion of its beverage products, interest-free and without a factoring fee. Under the terms of the agreement, the Company granted to the contract manufacturer a security interest in the Company's inventory and receivables. Based on that agreement, the Company began an aggressive campaign to place its products in California-based supermarket chains by paying and/or incurring slotting fees, supporting sampling programs, and other marketing activities.

In April 2001, the contract manufacturer commenced production under the terms of the shipping and security agreement and began shipping product to major grocery chain accounts in California, Arizona and Nevada. Subsequently, the Company increased its sales and marketing efforts, and slotting fee commitments intended to support an expanded sales program. The packer, which was experiencing quality assurance problems, failed to sustain production levels adequate to meet the sales levels projected by the Company notwithstanding the marketing expenses incurred by the Company, and the packer continued in its failure to resolve past account issues arising over defective products. This led to a demand by the Company for an accounting resulting in a refusal by the packer of any further production or shipment of inventory already produced until the Company executed an indemnity in the packer's favor. Management held steadfast in its belief that its product quality and purity are critical and not subject to compromise. This dispute had a negative impact on the Company by creating uncertainty relative to the Company's ability to deliver product to fill pending and projected orders, for which the slotting payments and marketing efforts had already been undertaken. In an effort to resolve the dispute, the Company entered into a new production agreement, which provided for payments to be made directly to the Company in settlement of the claims and also effected a termination of the factoring agreement.

                          AQUA VIE BEVERAGE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Restated)
                                October 31, 2001

NOTE 3 - ADDITIONAL COMMENTS (Continued)

Subject to third-party quality assurance testing, shipping and production resumed in July under the new agreement. Management is confident that with certain  modifications  having  been  made  to  the  manufacturing  process  and production  line,  and with  strict  adherence  to the  quality  assurance,  the aforementioned issues have been resolved and the packer is capable of maintaining production levels and consistent quality.

Notwithstanding the impact on the Company's sales and marketing efforts by the packer's failure to perform as agreed, and the consequent loss of saleable inventory under the shipping and security agreement to satisfy orders and proposed orders during the period from June to August 2001 of the dispute, through additional slotting fee commitments and other arrangements made by the Company, the Company was able to place its products on the shelves of retail grocery chains, and to obtain additional approvals.

Management believes that these placements and approvals provide a major foothold and a foundation for regional expansion into 2002 as the Company expects to begin a rapid expansion of its inventory production and its sales and marketing programs during the current fiscal year.
                                       9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During its first three years of existence (from inception to July 31, 2001), the Company accumulated a deficit of $5,901,501. In the subsequent three months ended October 31, 2001, the Company's accumulated deficit grew to $6,307,765 as the Company's marketing and executive expenses increased, creating a quarterly operating loss of $406,264.

At October 31, 2001, the Company's total assets of $511,910 were lower than the $629,064 reported at its July 31, 2001 year-end. The decrease was due primarily to a decrease in inventory to approximately $90,000 from approximately $155,000, decreases in accounts receivable, and increases in accumulated depreciation and amortization. The Company's current liabilities decreased from $1,072,480 at July 31, 2001 to $983,940 at October 31, 2001.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES The Company's revenues of approximately $46,000 for the quarter ended October 31, 2001 were a decrease from approximately $192,000 of revenues in the corresponding first quarter of the prior fiscal year, due to the time lost in the resolution of the processor's quality assurance problem, the resultant temporary lack of inventory available for sale, the consequent delay of advertising and marketing programs, and a postponement of final arrangements for additional funding in September, delayed because of events of September 11th. Discussions are ongoing with the same third parties concerning this additional funding.

Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At October 31, 2001, the Company had negative working capital of $810,923, although this amount represents a decrease in liquidity and capital resources from its negative working capital position of $806,290 at July 31, 2001. The decrease is principally attributable to a decrease in current Assets.

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

For the three months ended October 31, 2001, the Company's sales produced gross profit (loss) of ($34,842), which compares with the gross profit of $54,857 for the comparable three months of the prior fiscal year. Operating expenses were $360,766 for the three months ended October 31, 2001 and were $831,331 for the comparable period of the prior year. The year-to-year change principally reflects a decrease in marketing expenses during the most recent quarter resulting from the Company's decision to postpone its advertising, marketing and promotional activities pending the development of higher inventory levels. During this same year-to-year time frame, the decrease in operating expenses during the quarter ended October 31, 2001 also reflects reduction in general and administrative expenses.

While Aqua Vie continued to operate at a loss during the most recent quarter, given inventories adequate to support its marketing efforts, the Company's ability to generate higher revenue and realize a net profit from operations remains primarily dependent upon the effectiveness of its marketing efforts in generating sales of its line of flavored spring water products.

In the quarter ending October 31, 2001, the Company's net loss of ($406,264) for the three months ended October 31, 2001 resulted in a net loss per share of ($0.006) for the quarter. This contrasts with a net loss of ($794,069) for the three months ended October 31, 2000, which also posted a per share loss of ($0.02).

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

                                   SIGNATURE

                          AQUA VIE BEVERAGE CORPORATION
                                  (Registrant)


Date  April 26, 2002               By: /s/  Thomas J. Gillespie
                                    ---------------------------
                                            Thomas J. Gillespie
                                            Chief Executive Officer
                                            & President