Form 10QSB
period 2002-04-30
AQUA VIE BEVERAGE CORP
filed 2002-06-26
CIK 1068104

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10 QSB
                                   -----------

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                April 30, 2002

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from _____________
                                                   to   _____________


                         Commission File Number 0-24801

          Delaware                                              82-0506425
----------------------------                               -------------------
(State or other Jurisdiction                                  (IRS Employer
     of incorporation)                                     Identification No.)

AQUA VIE BEVERAGE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

            P.O. Box 6759 333 South Main Street Ketchum, Idaho 83340
           ---------------------------------------------------------
                    (Address of principal executive offices)

                                  208/622-7792
                        -------------------------------
                        (Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES  [X]    NO  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                                Outstanding at April 30, 2002
------------------------------                    -----------------------------
Common Stock, Par value $0.001                             76,031,061

Item 1. Financial Statements:

                         AQUA VIE BEVERAGE CORPORATION
                                 BALANCE SHEETS

                                                                            April 30,       July 31,
                                                                              2002            2001
                                                                           (Unaudited)
                                                                           -----------    -----------

ASSETS
------

    CURRENT ASSETS
      Cash                                                                $       372    $     3,608
      Accounts receivable                                                     129,354         82,776
      Inventory                                                               119,132        155,372
      Deposits and other assets                                                22,737         24,434
                                                                          -----------    -----------
        Total Current Assets                                                  271,595        266,190
                                                                          -----------    -----------

    PROPERTY AND EQUIPMENT
      Equipment                                                               201,608        201,608
      Less accumulated depreciation                                          (134,071)       (85,615)
                                                                          -----------    -----------
        Total Property and Equipment                                           67,537        115,993
                                                                          -----------    -----------

    OTHER ASSETS
      Intangibles                                                             338,253        305,040
      Less accumulated amortization                                          (122,081)       (58,159)
                                                                          -----------    -----------
        Total Other Assets                                                    216,172        246,881
                                                                          -----------    -----------

    TOTAL ASSETS                                                          $   555,304    $   629,064
                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

    CURRENT LIABILITIES
      Accounts payable                                                    $   336,400    $   362,312
      Bank overdraft                                                           54,663         52,412
      Settlements payable                                                      10,000         10,000
      Notes payable - current                                                 218,480        455,135
      Accrued expenses                                                        172,298         64,101
      Loan from related party                                                 120,086        128,520
                                                                          -----------    -----------
        Total Current Liabilities                                             911,927      1,072,480
                                                                          -----------    -----------

    LONG-TERM DEBT
      Notes payable - net of current portion                                   11,977         14,632
                                                                          -----------    -----------

    COMMITMENTS AND CONTINGENCIES                                                --             --
                                                                          -----------    -----------

    STOCKHOLDERS' DEFICIT
      Preferred stock,  Series A, B, C, D, E and F, $0.001 par value;  1,000,000 shares authorized, 6,985 and 15,074
        shares issued and outstanding, respectively                                 7             15
      Common stock, $0.001 par value; 120,000,000 shares
        authorized, 83,496,173 and 58,253,173 shares
        issued and outstanding, respectively                                   83,496         58,253
      Additional paid-in capital                                            6,191,459      5,562,162
      Subscriptions receivable                                                   --         (176,977)
      Accumulated deficit                                                  (6,643,562)    (5,901,501)
                                                                          -----------    -----------
        Total Stockholders' Deficit                                          (368,600)      (458,048)
                                                                          -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $   555,304    $   629,064
                                                                          ===========    ===========

                   See notes to interim financial statements.

                         AQUA VIE BEVERAGE CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                     Three Months Ended                  Nine Months Ended
                                                         April 30,                           April 30,
                                                  ----------------------------    ----------------------------
                                                      2002            2001            2002            2001
                                                  ------------    ------------    ------------    ------------
NET REVENUES                                      $      6,643    $     40,411    $    129,565    $    765,772

COST OF GOODS SOLD                                      11,301          28,308         183,943         584,694
                                                  ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                                     (4,658)         12,103         (54,378)        181,078
                                                  ------------    ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
      Promotion and advertising                          9,444          46,779          86,732         372,234
      Depreciation and amortization                     38,156          18,590         112,377          57,016
      Legal and professional                            25,145          15,100          84,642          45,430
      Officer's compensation                            60,000          60,000         180,000         180,000
      Other general and administrative expenses         57,906         139,966         195,202       1,244,264
                                                  ------------    ------------    ------------    ------------
           Total expenses                              190,651         280,435         658,953       1,898,944
                                                  ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                  (195,309)       (268,332)       (713,331)     (1,717,866)

OTHER EXPENSES
      Interest (expense) income                         (8,193)         63,714         (28,730)        (56,064)
                                                  ------------    ------------    ------------    ------------

LOSS BEFORE TAXES                                     (203,502)       (204,618)       (742,061)     (1,773,930)

INCOME TAXES                                              --              --              --              --
                                                  ------------    ------------    ------------    ------------

NET LOSS                                          $   (203,502)   $   (204,618)   $   (742,061)   $ (1,773,930)
                                                  ============    ============    ============    ------------

NET LOSS PER COMMON SHARE, BASIC AND
      DILUTED                                                $             Nil    $      (0.01)   $      (0.04)
                                                  ============    ============    ============    ------------

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING, BASIC AND DILUTED         76,031,061      43,656,396      68,428,748      36,827,085
                                                  ============    ============    ============    ============


                   See notes to interim financial statements.

                         AQUA VIE BEVERAGE CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                          Preferred, Series A, B,
                               C, D, E and F                Common Stock
                         ---------------------------  ----------------------- Additional
                            Number                       Number                 Paid-in    Subscriptions Accumulated
                          of Shares      Amount        of Shares    Amount      Capital    Receivable      Deficit        Total
                         ------------ --------------  ------------ ---------- ------------ ------------ ------------- ------------

Balance, July 31, 2000         7,410  $           7    30,811,408  $  30,811  $ 2,422,236  $        --  $ (3,654,081) $ (1,201,027)

Issuance of common stock
    for services at prices
    ranging from $0.02
     to $0.42                     --             --     5,335,000      5,335      640,783           --            --      646,118

Issuance of common stock
    for debt conversion at
    $0.40 per share               --             --       850,000        850      340,000           --            --      340,850

Conversion of preferred
    Series A to common
    stock                     (1,368)            (2)    4,489,123      4,489       (4,487)          --            --           --

Conversion of preferred
    Series B to common
    stock                     (4,608)            (4)   16,567,642     16,568      (16,564)          --            --           --

Conversion of preferred
    Series C to common
    stock                       (200)            --       200,000        200         (200)          --            --           --

Issuance of preferred Series
    D for cash and receivable
    at $100 per share         12,000             12            --         --    1,199,988     (176,952)           --    1,023,048

Issuance of preferred Series
    E for cash at $100
    per share                    600              1            --         --       59,999          (25)           --       59,975

Issuance of preferred Series
    F for cash at $100
    per share                  1,240              1            --         --      123,999           --            --      124,000

Forgiveness of debt and
    accrued payroll by
    officer                       --             --            --         --      796,408           --            --      796,408

Net loss for the year ended
    July 31, 2001                 --             --            --         --           --           --    (2,247,420)   (2,247,420)
                         ------------ --------------  ------------ ---------- ------------ ------------ ------------- ------------

Balance, July 31, 2001        15,074             15    58,253,173     58,253    5,562,162     (176,977)   (5,901,501)    (458,048)

Issuance of common stock          --             --     6,250,000      6,250      247,645           --            --      253,895
    for cash at $0.04 per share

Stock issued for services
    at $0.08 per share            --             --       810,000        810       63,800           --            --       64,610

Issuance of common stock
    for debt at $0.05 per share   --             --     5,300,000      5,300      270,727           --            --     276,027

Conversion of preferred
    Series A to common
    stock                       (234)            --     1,000,000      1,000       (1,000)          --            --           --

Conversion of preferred
    Series D to common
    stock                     (7,255)            (7)   11,383,000     11,383      (11,376)          --            --           --

Conversion of preferred
    Series E to common
    stock                       (600)            (1)      500,000        500         (499)          --            --           --

Forgiveness of payroll by
    officer                       --             --            --         --       60,000           --            --       60,000

Payment of stock subscriptions
    receivable                    --             --            --         --           --      176,977            --      176,977

Net loss for the nine months
    ended April 30, 2002          --             --            --         --           --           --      (742,061)    (742,061)
                         ------------ --------------  ------------ ---------- ------------ ------------ ------------- ------------

Balance, April 30, 2002
    (Unaudited)                6,985  $           7    83,496,173  $  83,496  $ 6,191,459  $        --  $ (6,643,562) $  (368,600)
                         ============ ==============  ============ ========== ============ ============ ============= ============


                   See notes to interim financial statements.

                         AQUA VIE BEVERAGE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                                 April 30,
                                                                                     -------------------------------
                                                                                          2002                2001
                                                                                     -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                       $  (742,061)        $(1,773,930)
      Adjustments  to  reconcile                                                                           net  loss
           to  net  cash  used  by  operating activities:
                Depreciation and amortization                                            112,377              57,016
                Stock issued for services                                                 64,610             364,588
                Stock issued for accrued interest                                         39,027                --
                Forgiveness of accrued payroll by officer                                 60,000                --
      Changes in assets and liabilities:
                Accounts receivable                                                      (46,578)            (55,554)
                Inventory                                                                 36,240              36,097
                Prepaid expenses                                                           1,697             (91,679)
                Accounts payable                                                         (25,912)            276,650
                Shareholder loans payable                                                   --               383,975
                Accrued expenses                                                         108,197            (226,676)
                Loans from related parties                                                (8,434)           (196,463)
                                                                                     -----------         -----------
           Net cash used by operating activities                                        (400,837)         (1,225,976)
                                                                                     -----------         -----------

CASH USED BY INVESTING ACTIVITIES:
      Purchase of intangibles                                                            (33,213)               --
      Purchase of equipment                                                                 --               (49,272)
                                                                                     -----------         -----------
           Net cash used by investing activities                                         (33,213)            (49,272)
                                                                                     -----------         -----------

CASH PROVIDED BY FINANCING ACTIVITIES
      Sale of common stock                                                               253,895                --
      Sale of preferred stock                                                               --               978,310
      Debt converted to stock                                                               --               340,850
      Receipts from stock subscriptions                                                  176,977                --
      Bank overdraft                                                                       2,251              40,325
      Payments on long-term debt                                                          (2,309)            (18,362)
      Payments to notes payable                                                             --               (77,002)
                                                                                     -----------         -----------
           Net cash provided by financing activities                                     430,814           1,264,121
                                                                                     -----------         -----------

INCREASE (DECREASE) IN CASH                                                               (3,236)            (11,127)

BEGINNING BALANCE                                                                          3,608              11,127
                                                                                     -----------         -----------

ENDING BALANCE                                                                       $       372                --
                                                                                     ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Income taxes paid                                                              $      --                  --
      Interest paid                                                                  $     1,968             195,725

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Debt and accrued interest converted to stock                                   $   276,027         $   340,850
      Common stock issued for services                                               $    64,610         $   364,588
      Forgiveness of debt and accrued payroll by officer                             $    60,000         $   499,998


                   See notes to interim financial statements.

,                          AQUA VIE BEVERAGE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 April 30, 2002



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

Operating results for the three-month and nine-month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002.


NOTE 2 - RESTATEMENT AND CORRECTION OF ERRORS

The Company's financial statements for the year ended July 31, 2001 have been restated to reflect the correction of errors as follows.

1. Settlements payable have been accrued to reflect an expected settlement on a breach of contract claim for $10,000.

2. Forgiveness of advances and payroll by the Company's chief executive officer is shown as a capital contribution which increased additional paid-in capital by $796,408 and expenses by $120,000 for unpaid salary not previously recorded in the last six months of the Company's fiscal year.

                          AQUA VIE BEVERAGE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 April 30, 2002

NOTE 2 - RESTATEMENT AND CORRECTION OF ERRORS (Continued)

The effect of these corrections in the restated financial statements was an increased net loss for the year ended July 31, 2001 of $806,408 and increased liabilities of $10,000.


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

In April 2001, the contract manufacturer commenced production under the terms of the shipping and security agreement and began shipping product to major grocery chain accounts in California, Arizona and Nevada. Subsequently, the Company increased its sales and marketing efforts, and slotting fee commitments intended to support an expanded sales program. The aforementioned packer, which was experiencing quality assurance problems, failed to sustain production levels adequate to meet the sales levels projected by the Company notwithstanding the marketing expenses incurred by the Company, and the packer continued in its failure to resolve past account issues arising over defective products. This led to a demand by the Company for an accounting resulting in a refusal by the packer of any further production or shipment of inventory already produced until the Company executed an indemnity in the packer's favor. Management held steadfast in its belief that its product quality and purity are critical and not subject to compromise. This dispute had a negative impact on the Company by creating uncertainty relative to the Company's ability to deliver product to fill pending and projected orders, for which the slotting payments and marketing efforts had already been undertaken. In an effort to resolve the dispute, the Company entered into a new production agreement, which provided for payments to be made directly to the Company in settlement of the claims.

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

                          AQUA VIE BEVERAGE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 April 30, 2002

NOTE 3 - ADDITIONAL COMMENTS (Continued)

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During its first three years of existence (from inception to July 31, 2001), the Company accumulated a deficit of $5,901,501. In the subsequent nine months ended April 30, 2002, the Company's accumulated deficit grew to $6,643,562 as the Company's marketing and administrative expenses increased, creating a quarterly operating loss of $203,502.

At April 30, 2002, the Company's total assets of $555,304 were lower than the $629,064 reported at its July 31, 2001 year-end. The decrease was due primarily to a decrease in inventory to approximately $119,000 from approximately $155,000, decreases in accounts receivable, and increases in accumulated depreciation and amortization. The Company's current liabilities decreased from $1,072,480 at July 31, 2001 to $911,927 at April 30, 2002.

The Company began a program to seek production financing shortly before the September 11th event but was unable to finalize commitments with interested investors at that time due to the market uncertainties which arose. In late January the Company entered into an agreement in principle with a venture group to provide $1.2 million in bridge capital for the company's operations and inventory requirements for 2002. To date, arrangements have not been finalized. The aforementioned delay in capitalization of financing resulted in lower production and inventory levels, and a postponement of regional advertising campaigns.

As uncertain conditions within the financial markets, and other factors continued to seriously affect the company's already discounted stock price, the company chose to initiate a registration statement intended to be used in a registered offering directed towards institutional investment within the U. S. and offshore this fall. The company also took steps to restructure its sales and distribution strategy within the all-natural segments of national grocery retailers, including new sales units and marketing programs designed to exclusively accommodate the "store-within-a store" and "all natural" formats of key retailers in the U.S., from shipping points in New York, Illinois, and California. As a result of its affiliation with key national and regional natural food distributors, the Company expects to greatly reduce distribution overhead and administrative expenses associated with opening new markets and launching new products.

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

In the future Aqua Vie expects to improve margins through economies of scale and by introducing new products that management believes will support higher gross margins even in today's competitive market environment. The first to be introduced will be a line of Hydrators especially designed for children. Subsequently, the Company plans to follow with a multi-flavor line of nonalcoholic wines made from spring water. .

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues of $6,643 for the quarter ended April 30, 2002 were a decrease from the $40,411 of revenues in the corresponding third quarter of the prior fiscal year, due to the time lost in the resolution of the processor's quality assurance problem, the resultant temporary lack of inventory available for sale, the consequent delay of advertising and marketing programs, and a postponement of final arrangements for additional funding in September, delayed because of events of September 11th. Discussions are ongoing with the same third parties concerning this additional funding.

Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At April 30, 2002, the Company had negative working capital of $640,322, although this amount represents a decrease in liquidity and capital resources from its negative working capital position of $806,290 at July 31, 2001. The decrease is principally attributable to a decrease in current Assets.

In the three months ended April 30, 2002, the Company funded a portion of its operations from the payment of stock subscriptions in the amount of $176.977. In addition, Aqua Vie financed its operations by issuing shares for debt and accrued interest valued at $276,027. This recent mix of diversified funding sources contrasts with the corresponding three months of the prior year when the primary source of funds was $740,000 from the Company's sale of stock.
                                       10
]

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

RESULTS OF OPERATIONS

Aqua Vie commenced operations in 1998 and has a limited history of operations, which to date have not been profitable. Its operations are subject to the risks and competition inherent in the establishment of a relatively new business enterprise. Aqua Vie is currently operating at a loss. The Company's three month revenues of $6,643 were less than three-month revenues of the prior fiscal year, sales to date have not been sufficient to cover the costs of operations. Though sales to date have not been sufficient to cover the costs of operations, profitability is believed achievable assuming inventory levels are adequate to meet demand within the Company's existing customer base.

For the three months ended April 30, 2002, the Company's sales produced gross profit of ($4,658), which compares with the gross profit of $12,103 for the comparable three months of the prior fiscal year. Operating expenses were $190,651 for the three months ended April 30, 2002 and were $280,435 for the comparable period of the prior year. The year-to-year change principally reflects a decrease in marketing expenses during the most recent quarter resulting from the Company's decision to postpone its advertising, marketing and promotional activities pending the development of higher inventory levels. During this same year-to-year time frame, the decrease in operating expenses during the quarter ended April 30, 2002 also reflects reduction in general and administrative expenses.


While Aqua Vie continued to operate at a loss during the most recent quarter, given inventories adequate to support its marketing efforts, the Company's ability to generate higher revenue and realize a net profit from operations remains primarily dependent upon the effectiveness of its marketing efforts in generating sales of its line of flavored spring water products.

In the quarter ending April 30, 2002, the Company's net loss of ($203,502) for the three months ended April 30, 2002 resulted in a net loss per share of ($0.003) for the quarter. This contrasts with a net loss of ($204,618) for the three months ended April 30, 2001, which also posted a per share loss of ($0.005).

                                   SIGNATURE

                          AQUA VIE BEVERAGE CORPORATION
                                  (Registrant)


Date  June 25, 2002               By: /s/ Thomas J. Gillespie
                                    ---------------------------
                                          Thomas J. Gillespie
                                          Chief Executive Officer
                                          & President