Form 10KSB/A
period 2001-07-31
AQUA VIE BEVERAGE CORP
filed 2002-06-28
CIK 1068104

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSBA
                                  ------------

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    19341

                    For the fiscal year ended July 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Transition period from____________________ to _____________________
Commission file number 0-24801

                          AQUA VIE BEVERAGE CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                             82-056425
 ------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

P.O. Box 6759 333 South Main Street Ketchum, Idaho                 83340
---------------------------------------------------                -----
    (Address of principal executive offices)                     (Zip Code)
   Issuer's telephone number (208) 622-7792

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
-----------------------------         -----------------------------------------

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


Year Ended July 31, 2000          High        Low
- ------------------------------------------------------

          First quarter           1.22       0.39

          Second quarter          1.91       0.33

          Third quarter           1.91       0.63

          Fourth quarter          0.88       0.47



Year Ended July 31, 2001          High        Low
- ------------------------------------------------------

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


PLAN OF OPERATION: During the last fiscal year Aqua Vie continued establishing a market presence for its line of Hydrators, the lightly flavored spring water beverages, and thereby increased sales revenue. Throughout calendar 2001, this effort has been concentrated exclusively in the southwestern U.S. Given Aqua Vie's market distribution presence, frequently based upon slotting fee arrangements with major grocery and convenience store chains, its present relationship with its co-packer, and the present production and overhead cost structure, adequate levels of profitability can be achieved in a timely fashion with adequate bridge financing. The immediate solution to profitability in this early growth scenario rests with Aqua Vie obtaining the adequate bridge financing to rapidly increase initial production to meet the increased product demand available within the account base the Company has presently secured shelf space, while building brand awareness through consumer marketing programs.

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

From inception at July 31, 1998 through July 31, 2000 Aqua Vie sold stock for $2,145,124, and borrowed $792,000 and received loans from an officer of $446,521. In the year just ended, July 31, 2001, Aqua Vie sold additional stock for $1,207,023 in cash, decreased borrowing by $340,000 through the conversion of a loan into common stock of the company, and recognized the forgiveness of debt and accrued payroll owed to an officer by the company as a capital contribution which increased additional paid in capital by $796,408. This resulted in a remaining balance at year end due to the officer of $128,520.

RESULTS OF OPERATIONS: Aqua Vie continues to build its sales and distribution network based on concentrating in the Southwestern part of the country through the payment of slotting fees to obtain shelf space in premier retail grocery and convenience stores. As a result, the Company received a meaningful increase in revenue from sales of $151,924 recognized in the last fiscal year ending July 31, 2000 to $912,000 during the current fiscal year end of July 31, 2001. Management believes these revenues would have been substantially higher based on the slotting arrangements it had made near year-end, had the inventory it believed was to be produced under the inventory financing agreement with the co-packer had been produced at the levels and with the timing required by Management to effect summer sales.

The Company has paid, obligated, or committed to approximately $350,000 in slotting fees amortized over three years from the date incurred, much of which will be offset through product delivery. It is anticipated that the shelf space available based on these slotting fees and those to be incurred, will generate projected annual sales revenue in excess of $7 million for the coming fiscal year assuming availability of adequate funding and acceptable production quality control. General and administrative expenses changed from the previous year primarily due to increased compensation and contract services.

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


Independent  Auditor's Report...............................................F-1

Balance Sheets..............................................................F-2

Statements of Operations and Comprehensive Income (Loss)....................F-4

Statement of Stockholders' Equity...........................................F-5

Statements of Cash Flows....................................................F-7

Notes to the Financial Statements...........................................F-8

To the Board of Directors and Stockholders
Aqua Vie Beverage Corporation
Ketchum, Idaho


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Aqua Vie Beverage Corporation (a Delaware corporation) as of July 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Aqua Vie Beverage Corporation as of July 31, 2000, were audited by other auditors whose report dated September 26, 2000, expressed an unqualified opinion on those statements.

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

As discussed in Note 14 to the financial statements, certain errors concerning settlements payable and forgiveness of debt and payroll by the Company's chief executive officer resulting in the understatement of previously reported losses as of July 31, 2001 were discovered by management of the Company during the current year. Accordingly, the July 31, 2001 financial statements have been restated to correct these errors, the net effect of which was to increase the Company's accumulated deficit by $806,408.



 /s/  Williams & Webster, P.S.
 -----------------------------
      Williams & Webster, P.S.
      Certified Public Accountants
      Spokane, Washington

      November 12, 2001 except for Notes 2, 5, 8, 10, 11, and 14, as to which the date is April 30, 2002

                          AQUA VIE BEVERAGE CORPORATION
                                 Balance Sheets
                                 --------------


                                                        July 31,
                                                   2001         2000
                                                (Restated)
                                                ---------    ---------
ASSETS

       CURRENT ASSETS
            Cash                                $   3,608    $  11,127
            Accounts receivable                    82,776       25,238
            Inventory                             155,372      249,790
            Prepaid and other assets               24,434       93,476
                                                ---------    ---------
                 Total Current Assets             266,190      379,631
                                                ---------    ---------

       PROPERTY AND EQUIPMENT
            Equipment                             201,608      152,336
            Less accumulated depreciation         (85,615)     (24,847)
                                                ---------    ---------
                 Total Property and Equipment     115,993      127,489
                                                ---------    ---------

       OTHER ASSETS
            Intangibles                           305,040       97,500
            Less accumulated amortization         (58,159)     (19,500)
                                                ---------    ---------
                 Total Other Assets               246,881       78,000
                                                ---------    ---------

       TOTAL ASSETS                             $ 629,064    $ 585,120
                                                =========    =========


   The accompanying notes are an integral part of these financial statements.

                          AQUA VIE BEVERAGE CORPORATION
                                 Balance Sheets
                                   (Continued)

                                                                                    July 31,
                                                                               2001           2000
                                                                           (Restated)
                                                                           -----------    -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

      CURRENT LIABILITIES
           Accounts payable                                                $   362,312    $   154,621
           Bank overdraft                                                       52,412           --
           Settlements payable                                                  10,000           --
           Notes payable - current                                             455,135        792,000
           Accrued expenses                                                     64,101        467,564
           Loan from related party                                             128,520        353,600
                                                                           -----------    -----------
               Total Current Liabilities                                     1,072,480      1,767,785
                                                                           -----------    -----------

      LONG-TERM DEBT
           Notes payable-net of current portion                                 14,632         18,362
                                                                           -----------    -----------

      COMMITMENTS AND CONTINGENCIES                                               --             --
                                                                           -----------    -----------

      STOCKHOLDERS' DEFICIT
           Preferred  stock,  Series  A,  B,  C, D, E and  F,$0.001  par  value,
               1,000,000 shares authorized, 15,074 and 7,410
               shares issued and outstanding, respectively                          15              7
           Common stock, $0.001 par value, 120,000,000 shares
               authorized, 58,253,173 and 30,811,408 shares
               issued and outstanding, respectively                             58,253         30,811
           Additional paid-in capital                                        5,562,162      2,422,236
           Subscriptions receivable                                           (176,977)          --
           Accumulated deficit                                              (5,901,501)    (3,654,081)
                                                                           -----------    -----------
               Total Stockholders' Deficit                                    (458,048)    (1,201,027)
                                                                           -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   629,064    $   585,120
                                                                           ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                          AQUA VIE BEVERAGE CORPORATION
                             Statement of Operations


                                                          Years Ended
                                                            July 31,
                                                      2001            2000
                                                   (Restated)
                                                  ------------    ------------
NET REVENUES                                          $912,000    $    151,924

COST OF GOODS SOLD                                     804,064         232,358
                                                  ------------    ------------

GROSS PROFIT (LOSS)                                    107,936         (80,434)
                                                  ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
      Promotion and advertising                        544,815         578,359
      Legal and accounting                             165,614         360,923
      Depreciation and amortization                    100,427          34,597
      Bad debts                                         92,175            --
      Other general and administrative expenses      1,396,772         715,770
                                                  ------------    ------------
          Total expenses                             2,229,803       1,689,649
                                                  ------------    ------------

OPERATING LOSS                                      (2,191,867)     (1,770,083)

OTHER EXPENSES
      Interest expense                                 (55,553)        (77,139)
                                                  ------------    ------------
          Total other expenses                         (55,553)        (77,139)
                                                  ------------    ------------

LOSS BEFORE TAXES                                   (2,247,420)     (1,847,222)

INCOME TAXES                                              --              --
                                                  ------------    ------------

NET LOSS                                          $ (2,247,420)   $ (1,847,222)
                                                  ============    ============

NET LOSS PER COMMON SHARE
      BASIC AND DILUTED                           $      (0.06)   $      (0.07)
                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING, BASIC AND DILUTED         40,774,176      25,649,677
                                                  ============    ============


   The accompanying notes are an integral part of these financial statements.

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

   The accompanying notes are an integral part of these financial statements.

                          AQUA VIE BEVERAGE CORPORATION
                       Statement of Stockholders' Deficit
                                 (SPLIT TABLE)

                        Preferred, Series A, B, C, D, E and F        Common Stock          Additional
                                   Number                        Number                      Paid-in    Subsctiption
                                  of Shares       Amount        of Shares      Amount        Capital      Receivable
                                 -----------    -----------    -----------   -----------   -----------    -----------
Balance brough forward                 7,410    $         7     30,811,408   $    30,811   $ 2,422,236    $      --

Issuance of common stock
     for services at prices
     ranging from $0.02
      to $0.42                          --             --        5,335,000         5,335       640,783           --

Issuance of common stock
     for debt conversion at
     $0.40 per share                    --             --          850,000           850       340,000           --

Conversion of preferred
     Series A to common
     stock                            (1,368)            (2)     4,489,123         4,489        (4,487)          --

Conversion of preferred
     Series B to common
     stock                            (4,608)            (4)    16,567,642        16,568       (16,564)          --

Conversion of preferred
     Series C to common
     stock                              (200)          --          200,000           200          (200)          --

Issuance of preferred Series
     D for cash and receivable
     at $100 per share                12,000             12           --            --       1,199,988       (176,952)

Issuance of preferred Series
     E for cash at $100
     per share                           600              1           --            --          59,999            (25)

Issuance of preferred Series
     F for cash at $100
     per share                         1,240              1           --            --         123,999           --

Forgiveness of debt and
     accrued payroll by
     officer and majority
     stockholder                        --             --             --            --         796,408           --

Net loss for the year ended
     July 31, 2001 (Restated)           --             --             --            --            --             --
                                 -----------    -----------    -----------   -----------   -----------    -----------

Balance, July 31, 2001
     (Restated)                       15,074    $        15     58,253,173   $    58,253   $ 5,562,162    $  (176,977)
                                 ===========    ===========    ===========   ===========   ===========    ===========

                               Accumulated
                                Deficit          Total
                              -----------    -----------
Balance brough forward        $(3,654,081)   $(1,201,027)

Issuance of common stock
     for services at prices
     ranging from $0.02
      to $0.42                       --          646,118

Issuance of common stock
     for debt conversion at
     $0.40 per share                 --          340,850

Conversion of preferred
     Series A to common
     stock                           --             --

Conversion of preferred
     Series B to common
     stock                           --             --

Conversion of preferred
     Series C to common
     stock                           --             --

Issuance of preferred Series
     D for cash and receivable
     at $100 per share               --        1,023,048

Issuance of preferred Series
     E for cash at $100
     per share                       --           59,975

Issuance of preferred Series
     F for cash at $100
     per share                       --          124,000

Forgiveness of debt and
     accrued payroll by
     officer and majority
     stockholder                     --          796,408

Net loss for the year ended
     July 31, 2001
     (Restated)                (2,247,420)    (2,247,420)
                              -----------    -----------

Balance, July 31, 2001
     (Restated)               $(5,901,501)   $  (458,048)
                              ===========    ===========

    The accompanying notes are an integral part of these financial statements.

                          AQUA VIE BEVERAGE CORPORATION
                            Statements of Cash Flows

                                                                       Years Ended
                                                                         July 31,
                                                                   2001           2000
                                                                (Restated)
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                 $(2,247,420)   $(1,847,222)
      Adjustments to reconcile net loss to net cash
          used by operating activities:
              Bad debts                                             92,175           --
              Depreciation and amortization                        100,427         34,597
              Interest paid on notes payable converted
                to stock                                               850           --
              Compensation paid by stock issuance                  646,118         81,475
              Compensation of officer as additional paid-in
                capital                                            240,000           --
              Compensation paid by issuance of notes payable          --          115,000
              Expenses paid by the issuance of note payable        128,520           --
      Changes in assets and liabilities:
              Accounts receivable                                  (57,538)       (25,238)
              Inventory                                             94,418       (249,790)
              Prepaid expenses                                      69,042        (62,707)
              Accounts payable                                     207,691       (114,382)
              Settlements payable                                   10,000           --
              Accrued expenses                                    (403,463)       183,262
              Accrued compensation                                    --          240,000
                                                               -----------    -----------
          Net cash used by operating activities                 (1,119,180)    (1,645,005)
                                                               -----------    -----------

CASH USED BY INVESTING ACTIVITIES:
      Increase in intangible assets for slotting                  (207,540)          --
      Purchases of equipment                                       (49,272)       (56,796)
                                                               -----------    -----------
          Net cash used by investing activities                   (256,812)       (56,796)
                                                               -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES
      Sale of common stock                                            --          836,525
      Sale of preferred stock, Series C, D, E and F              1,207,023        100,000
      Payments on notes payable                                       (595)          --
      Proceeds from notes payable                                     --         345,000
      Proceeds from bank overdraft                                  52,412           --
      Payment of advance from stockholders                         (77,681)          --
      Advances from stockholders                                   187,314        404,105
                                                               -----------    -----------
          Net cash provided by financing activities              1,368,473      1,685,630
                                                               -----------    -----------

INCREASE (DECREASE) IN CASH                                         (7,519)       (16,171)

BEGINNING BALANCE                                                   11,127         27,298
                                                               -----------    -----------

ENDING BALANCE                                                 $     3,608    $    11,127
                                                               ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Income taxes paid                                        $      --      $      --
      Interest paid                                            $      --      $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of common stock for notes payable               $   340,850    $   128,638
      Issuance of common stock for services                    $   646,118    $    81,475
      Issuance of notes payable for compensation and
          accounts payable                                     $      --      $   115,000
      Issuance of common stock for retainer                    $      --      $    20,000
      Issuance of note payable for equipment                   $      --      $    21,000
      Forgiveness of debt and accrued payroll by
          officer and majority stockholder                     $   796,408    $       --


    The accompanying notes are an integral part of these financial statements.

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

Allowance for Doubtful Accounts
-----------------------------\--
Provision for losses on trade accounts receivable is made in amounts required to maintain an adequate allowance to cover anticipated bad debts. Accounts receivable are charged against the allowance when it is determined by the Company that payment will not be received.

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

Intangible Assets
-----------------
Most intangible assets are amortized over their estimated useful lives of 3 to 10 years on a straight-line basis. Amortization expense for the years ending July 31, 2001 and 2000 was $38,659 and $9,750, respectively.

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

At July 31, 2001, the Company had net deferred tax assets of approximately $2,970,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at July 31, 2001. See Note 4.

At July 31, 2001, the Company has net operating loss carryforwards of approximately $14,880,000, which expire in the fiscal years ending July 31, 2002 through July 31, 2021.

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

Revenue Recognition and Slotting Fees
-------------------------------------
Revenues from sales of product are recognized when the product is shipped and collectibility is reasonably assured with title passing at the shipping point. Sales terms for distributors and retail customers are 2%, net 30. At July 31, 2001, the Company was not selling to or through distributors. Sales terms generally do not allow a right of return. Products are drop shipped from the bottler to the customer and the customer pays all shipping charges.

Sales of products directly to customers through e-commerce and traditional channels are recognized when shipped. In these transactions, the Company acts as merchant-of-record. Accordingly, the Company records as revenue the full sales price of the product sold and records the full cost of the product to the Company as cost of revenues, upon shipment of the product. All internet sales are paid via credit card and are considered immediately collectible.

The Company pays slotting or shelving fees to retailers. These costs are deferred and expensed over an estimated time frame of 3 years. Slotting fees paid during the year ended July 31, 2001 were $207,540. This amount is included in intangibles. Effective with its April 30, 2002 financial statements, the Company has changed its accounting policy to record slotting fees as a reduction of revenue. This new policy is in accord with the consensus of EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which affirms that the payment of consideration by a vendor to a customer should not be recognized as an asset of the vendor and further affirms that slotting fees should be accounted for as a reduction of revenues. If the Company had implemented this new policy in the year ended July 31, 2001, then the Company's net loss would have increased by $168,881.

Compensated Absences
--------------------
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company's policy is to recognize the costs of compensated absences when actually paid to employees. The related liability, due to immateriality, has not been recorded.

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

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (Continued)
----------------------------------
If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At July 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Accounting Pronouncements
-------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these accounting standards, and since the Company has no reportable segments, their adoption had no effect on the Company's financial statements and disclosures.

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

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern
-------------
As shown in the financial statements, the Company incurred a net loss of $2,247,420 for the year ended July 31, 2001 and has an accumulated deficit of $5,901,501 and negative stockholders' equity at July 31, 2001. The Company has negative equity, and negative working capital and limited cash resources. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. Management's plans for ensuring the Company's continued viability are as follows:

Management's plans to sell new stock issuances, which are expected to raise the capital needed to operate the Company. Management is also actively pursuing the distribution of the Company's products nationally and internationally.

Shipping and Handling Costs
---------------------------
The Company includes all shipping and handling costs in cost of sales.


NOTE 3 - STOCK BASED COMPENSATION

Financial Accounting Standards No. 123 (SFAS 123) addresses the accounting for stock-based compensation arrangements. SFAS 123 permits a company to choose either a new fair-value-based method or the APB Opinion 25 intrinsic value-based method of accounting for stock option-based compensation arrangements. During the year ended July 31, 2001, the Company adapted the fair-value method of accounting for stock-based compensation. In accordance with this policy, the Company values stock issued to employees, officers, directors and consultants, at its fair market value on the date issued. During the year ended July 31, 2000, the Company recorded stock based compensation using APB Opinion 25 intrinsic-value-based method. The pro forma effect on the income statement if the Company had adopted the SFAS 123 fair value-based method to account for stock-based compensation arrangements would have been to increase net loss by an estimated $250,000 for fiscal year ended July 31, 2000.

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


NOTE 5 - RELATED PARTY TRANSACTIONS

Advances from Officer
---------------------
At July 31, 2001 and 2000, the Company owed $128,520 and $353,850, respectively, to its CEO. These amounts are payable on demand and carry no interest. During the year ended July 31, 2001, the Company's CEO forgave $176,441 of the previously accumulated obligation. This amount was recorded in the revised financial statements as a capital contribution. The Company's chief executive officer has the majority of the Company's common stock voting rights.

Forgiveness of Accrued Payroll
------------------------------
During the year ended July 31, 2001, the Company's CEO forgave $499,968 of compensation accrued and $120,000 of current period compensation. These amounts were also recorded as a capital contribution in the revised financial statements.


NOTE 6 - STOCK WARRANTS

At July 31, 2001 and 2000, there were warrants outstanding to purchase 250,000 and 422,800 shares, respectively, of the Company's common. During the fiscal year ended July 31, 2001, warrants to purchase 172,800 shares of the Company's common stock expired unused. At July 31, 2001, the Company's outstanding warrants consisted of the following:

                                                                         Common           Common
 Date             Expiration          Price            Number of        Shares per        Shares
Issued                Date          per Share          Warrants          Warrant         Issuable
-------            -------------     ---------        ------------      -----------      ----------
8/31/00              8/31/04            $1.00             1              250,000         250,000

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

The number of shares outstanding of preferred stock, Series A, B, C, D, E and F and amounts were as follows:


                                 July 31, 2000
                                 -------------

                                      Number
                                     of Shares     Amount
                                     ---------     ------
                  Series A            2,557          $ 3
                  Series B            4,653          $ 4
                  Series C              200          $ -

                                 July 31, 2001
                                 -------------

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

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

General Terms
All Series A, B, C, D, E and F preferred stock contain standard terms relative to adjustment for stock splits and combinations, reorganizations, mergers, and consolidations or sales of assets, registration of stock issued upon conversion, and registration rights. For dividend, liquidation, mergers and consolidations, the respective rights of each series are different. Series A preferred stock is limited to $300 per share in non-cumulative preferential dividends before common stock, liquidation rights of each Series A preferred share before common stock and merger or consolidation right of each Series A preferred share before common stock. Series B preferred stock is limited to $6 per share in non-cumulative preferential dividends before common stock, liquidation rights of each Series B preferred share before common stock and merger or consolidation right of each Series B preferred share before common stock. Series C preferred stock is limited to $0.25 per share in non-cumulative preferential dividends before common stock, liquidation rights of each Series C preferred share before common stock and merger or consolidation right of each Series C preferred share before common stock. Series D preferred stock is limited to $100 per share in non-cumulative preferential dividends before common stock, liquidation rights of each Series D preferred share before common stock and merger or consolidation right of each Series D preferred share before common stock. Series E preferred stock is limited to $100 per share in non-cumulative preferential dividends before common stock, liquidation rights of each Series E preferred share before common stock and merger or consolidation right of each Series E preferred share before common stock. Series F preferred stock is limited to $100 per share in non-cumulative preferential dividends before common stock, liquidation rights of each Series F preferred share before common stock and merger or consolidation right of each Series F preferred share before common stock.

As of the date of these financial statements, the Company had an accumulated deficit in the amount of $6,080,133 and no dividends have been declared.

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

Conversion to Common Shares
Preferred stock is convertible to shares of common stock and common stock equivalent voting rights as of July 31, 2001 and 2000 as follows.

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
                                              =============                                 ===========

Series D preferred shares also confer additional voting rights. Each Series D preferred share entitles its holder to a vote equivalent to that of 9,167 shares of the Company's common stock.

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


NOTE 9 - NOTES PAYABLE

Current notes payable at July 31, 2001 and 2000 consisted of the following:

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 9 - NOTES PAYABLE (Continued)

Creditor and Conditions                                    2001                        2000
------------------------                             ------------                -------------
Note  payable to GMAC,  interest at
13.99%,  secured by 2000  Plymouth  Voyager,
payable in monthly installments
of $452.07 through April 28, 2006.                   $    17,767                  $    18,362

Roy Schneiderman, unsecured, interest
at 8%, due on July 27, 2002, (converted to
common stock in fiscal
year ended July 31, 2001)                                     -                       340,000

Bruce Butcher, unsecured, interest at
8%, convertible to one share of common
stock per $0.80 of debt, due on
September 1, 2001                                         75,000                       75,000

Joe Wozniak, unsecured, interest at
8%, convertible to one share of common
stock per $0.80 of debt, due on
September 1, 2001                                         80,000                       80,000

Keely Smith, secured by
product inventory, interest at 24%,
due on September 25, 1998, delinquent.                    60,000                       60,000

Roy Schneiderman, unsecured, interest at
8%, due on March 15, 2000, delinquent.                   237,000                      237,000
                                                    ------------                -------------

Total notes payable                                      469,767                      810,362

Less current portion                                     455,135                      792,000
                                                    ------------                -------------

Net long-term debt                                  $     14,632                $      18,362
                                                    ============                =============

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Officer's Salary
----------------
The Company formerly agreed to pay its CEO a salary of $20,000 per month. As of July 31, 2000, $420,000 had been accrued for this commitment. During the year ended July 31, 2001, the Company's CEO forgave $499,968 of accrued compensation and waived any further compensation through October 31, 2001. This amount plus compensation for the year ended July 31, 2001 was recorded as a capital contribution. See Note 5.

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

Equipment Leases
----------------
The Company leases two autos with monthly lease payments, which total $1,130. The leases on the automobiles are for five years and are set to expire in May 2003.

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

Other Claims
------------
An individual has filed a breach of contract claim against the Company disputing prior employment status. The claim is currently in litigation with settlement discussion continuing. The Company expects to settle for an unspecified amount less then $10,000. This amount has been accrued in the financial statements as settlements payable at July 31, 2001.

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

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2001

NOTE 13 - SUBSEQUENT EVENTS

In August and September 2001, subsequent to the date of these financial statements, the Company finalized new retail agreements. These agreements will allow for product expansion into additional regions of the United States of America.

In October 2001, the Company established a department to oversee quality assurance throughout the manufacturing and bottling process, and oversee technology transfer issues.


NOTE 14 - RESTATEMENT AND CORRECTION OF AN ERROR

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

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS



Name                       Age                       Position
-----                      ---                       --------

Thomas Gillespie           54                        President, Director


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

ITEM 10. EXECUTIVE COMPENSATION

Thomas Gillespie per terms with the company is entitled to a salary of $20,000 a month; however he has never collected any of this compensation and has forgiven $600,000 accrued compensation during this current fiscal year which was recorded as a capital contribution.

Mr. Gillespie was granted 700,000 restricted shares pursuant to rule 701, as a benefit for minimal consideration, in August 1999. During the fiscal year Mr. Gillespie was granted 600,000 registered common shares as a benefit for minimal consideration pursuant to Form S-8.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.




Title of class
Percent of                                                                               Amount and
class                             Name and address of beneficial owner                   nature of
-----                             ------------------------------------                   ---------

Common Stock         Thomas J. Gillespie, 333 S Main St #204, Ketchum, ID 83340            1,383,829
2.38%

Series A preferred   Bruce Butcher, 1001 4th Ave Plaza Bldg #3827, Seattle, WA 98154         703.191
59.16%

Series A preferred   Roy Schneiderman, 20 Woodbridge Ave, Buffalo, NY 14225                   141.00
11.87%
Common Stock         952,451          1.64%

Series A preferred   Joseph J. Wozniak, 15404 20th SW, Burien, WA 98166                       324.82
28.97%
Series F preferred  1,240.00        100.00%
Common Stock         980,000          1.68%


Series B Preferred   Brace Foundation Trust, C/O Bruce Butcher                                 44.84
100.00%
Series D Preferred    12,000        100.00%
Common Stock         620,329          1.06%

Series E preferred   Valerie Gillespie, P.O. Box 4815, Ketchum, Idaho 83340                   600.00
100.00%

Common Stock         CEDE, P.O. Box 20, Bowling Green Station, NY, NY 10274               46,188,666
79.29%

Common Stock         Directors and executive officers as a group
                   1,383,829          2.38%



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

Aqua Vie Beverage Corp.
(Registrant)

Date 6/27/02        By /s/ Thomas J. Gillespie
     --------      --------------------------
                           Thomas J. Gillespie,
                           CEO and President

Signature                                  Title                       Date
/s/ Thomas J. Gillespie                                              06-27-02
------------------------             ------------------------        --------
    Thomas J. Gillespie                 CEO, President, Director