Form 10QSB/A
period 2002-01-31
AQUA VIE BEVERAGE CORP
filed 2002-06-28
CIK 1068104

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                        Outstanding at January 31, 2002

Common Stock, Par value $0.001                       65,313,173

Item 1. Financial Statements:


                         AQUA VIE BEVERAGE CORPORATION
                                 Balance Sheet

                                                                 January 31,   July 31,
                                                                   2002          2001
                                                                (Unaudited)
                                                                (Restated)
                                                               -----------    -----------

ASSETS

    CURRENT ASSETS
      Cash                                                      $       370    $     3,608
      Accounts receivable                                           128,346         82,776
      Inventory                                                      41,050        155,372
      Prepaid and other assets                                       22,787         24,434
                                                                -----------    -----------
        Total Current Assets                                        192,553        266,190
                                                                -----------    -----------

    PROPERTY AND EQUIPMENT
      Equipment                                                     201,608        201,608
      Less accumulated depreciation                                (117,919)       (85,615)
                                                                -----------    -----------
        Total Property and Equipment                                 83,689        115,993
                                                                -----------    -----------

    OTHER ASSETS
      Intangibles                                                   338,253        305,040
      Less accumulated amortization                                (100,077)       (58,159)
                                                                -----------    -----------
        Total Other Assets                                          238,176        246,881
                                                                -----------    -----------

    TOTAL ASSETS                                                $   514,418    $   629,064
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

    CURRENT LIABILITIES
      Accounts payable                                          $   329,506    $   362,312
      Bank overdraft                                                 16,687         52,412
      Settlements payable                                            10,000         10,000
      Notes payable - current                                       455,135        455,135
      Accrued expenses                                              143,046         64,101
      Loan from related party                                       168,238        128,520
                                                                -----------    -----------
        Total Current Liabilities                                 1,122,612      1,072,480
                                                                -----------    -----------

    LONG-TERM DEBT
      Notes payable - net of current portion                          9,908         14,632
                                                                -----------    -----------

    COMMITMENTS AND CONTINGENCIES                                      --             --
                                                                -----------    -----------

    STOCKHOLDERS' DEFICIT
      Preferred stock, Series A, B, C, D, E and F, $0.001 par
        value, 1,000,000 shares authorized,15,074 and 15,074
        shares issued and outstanding, respectively                      15             15
      Common stock, $0.001 par value, 120,000,000 shares
        authorized, 65,313,173 and 58,253,173 shares
        issued and outstanding, respectively                         65,313         58,253
      Additional paid-in capital                                  5,933,607      5,562,162
      Subscriptions receivable                                     (176,977)      (176,977)
      Accumulated deficit                                        (6,440,060)    (5,901,501)
                                                                -----------    -----------
        Total Stockholders' Deficit                                (618,102)      (458,048)
                                                                -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $   514,418    $   629,064
                                                                ===========    ===========

                  See notes to interim financial statements.


                          AQUA VIE BEVERAGE CORPORATION
                             Statement of Operations
                                  (Unaudited)
                                                       Three Months Ended             Six Months Ended
                                                          January 31,                    January 31,
                                                  --------------------------    --------------------------
                                                      2002           2001          2002            2001
                                                    (Restated)                  (Restated)
                                                  -----------    -----------    -----------    -----------

NET REVENUES                                      $    76,064    $   563,133    $   122,922    $   725,361

COST OF GOODS SOLD                                     90,942        418,986        172,642        556,386
                                                  -----------    -----------    -----------    -----------

GROSS PROFIT (LOSS)                                   (14,878)       144,147        (49,720)       168,975
                                                  -----------    -----------    -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSES
      Promotion and advertising                         9,132         64,900         77,288        325,455
      Legal and accounting                             12,900        714,539         59,497      1,254,628
      Other general and administrative expenses        85,504         18,590        331,517         38,426
                                                  -----------    -----------    -----------    -----------
           Total expenses                             107,536        798,029        468,302      1,618,509
                                                  -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                                 (122,414)      (653,882)      (518,022)    (1,449,534)

OTHER EXPENSES
      Interest expense                                 (9,881)       (17,433)       (20,537)       (35,028)
                                                  -----------    -----------    -----------    -----------

LOSS BEFORE EXTRAORDINARY ITEMS                      (132,295)      (671,315)      (538,559)    (1,484,562)

EXTRAORDINARY ITEMS
      Forgiveness of debt and accrued payroll            --          499,968           --          499,968
                                                  -----------    -----------    -----------    -----------

LOSS BEFORE TAXES                                    (132,295)      (171,347)      (538,559)      (984,594)

INCOME TAXES                                             --             --             --             --
                                                  -----------    -----------    -----------    -----------

NET LOSS                                          $  (132,295)   $  (171,347)   $  (538,559)   $  (984,594)
                                                  ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE
      BASIC AND DILUTED                           $      Nil     $       Nil    $     (0.01)  $      (0.03)
                                                  ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING, BASIC AND DILUTED        65,313,173     35,441,851     64,500,456     33,948,836
                                                  ===========    ===========    ===========    ===========

                  See notes to interim financial statements.

                          AQAU VIE BEVERAGE CORPORATION
                       Statement of stockholders' Deficit
                                 (SPLIT TABLE)

                              Preferred, series A,B,C, D, E and F       Common Stock         Additional
                                      Number                       Number                      Paid-in     Subsctiption
                                    of shares       Amount        of shares     Amount         Capital      Receivable
                                   -----------    -----------    -----------   -----------   -----------    -----------
Balance, July 31, 2000                   7,410    $         7     30,811,408   $    30,811   $ 2,422,236    $      --
Issuance of common stock
     for services at prices
     ranging from $0.02
      to $0.42                            --             --        5,335,000         5,335       640,783           --
Issuance of common stock
     for debt conversion at
     $0.40 per share                      --             --          850,000           850       340,000           --
Conversion of preferred
     Series A to common
     stock                              (1,368)            (2)     4,489,123         4,489        (4,487)          --
Conversion of preferred
     Series B to common
     stock                              (4,608)            (4)    16,567,642        16,568       (16,564)          --
Conversion of preferred
     Series C to common
     stock                                (200)          --          200,000           200          (200)          --
Issuance of preferred Series
     D for cash and receivable
     at $100 per share                  12,000             12           --            --       1,199,988       (176,952)
Issuance of preferred Series
     E for cash at $100
     per share                             600              1           --            --          59,999            (25)
Issuance of preferred Series
     F for cash at $100
     per share                           1,240              1           --            --         123,999           --
Forgiveness of debt and
     accrued payroll by
     officer                              --             --             --            --         796,408           --
Net loss for the year ended
     July 31, 2001                        --             --             --            --            --             --
                                   -----------    -----------    -----------   -----------   -----------    -----------
Balance, July 31, 2001                  15,074             15     58,253,173        58,253     5,562,162       (176,977)
Issuance of common stock                  --             --        6,250,000         6,250       247,645           --
     for cash at $0.04 per share
Stock issued for services
     at $0.08 per share                   --             --          810,000           810        63,800           --
Forgiveness of payroll by
     officer                              --             --             --            --          60,000           --
Net loss for the six months
     ended January 31, 2002
     (Restated)                           --             --             --            --            --             --
                                   -----------    -----------    -----------   -----------   -----------    -----------
Balance, January 31, 2002
     (Unaudited) (Restated)             15,074    $        15     65,313,173   $    65,313   $ 5,933,607    $  (176,977)
                                   ===========    ===========    ===========   ===========   ===========    ===========

                                   Accumulated
                                    Deficit          Total
                                   -----------    -----------
Balance, July 31, 2000            $(3,654,081)   $(1,201,027)
Issuance of common stock
     for services at prices
     ranging from $0.02
      to $0.42                           --          646,118
Issuance of common stock
     for debt conversion at
     $0.40 per share                     --          340,850
Conversion of preferred
     Series A to common
     stock                               --             --
Conversion of preferred
     Series B to common
     stock                               --             --
Conversion of preferred
     Series C to common
     stock                               --             --
Issuance of preferred Series
     D for cash and receivabl
     at $100 per share                   --        1,023,048
Issuance of preferred Series
     E for cash at $100
     per share                           --           59,975
Issuance of preferred Series
     F for cash at $100
     per share                           --          124,000
Forgiveness of debt and
     accrued payroll by
     officer                             --          796,408
Net loss for the year ended
     July 31, 2001                 (2,247,420)    (2,247,420)
                                    -----------    -----------
Balance, July 31, 2001             (5,901,501)      (458,048)
Issuance of common stock
     for cash at $0.04 per share         --          253,895
Stock issued for services
     at $0.08 per share                  --           64,610
Forgiveness of payroll by
     officer                             --           60,000
Net loss for the six months
     ended January 31, 2002
     (Restated)                      (538,559)      (538,559)
                                   -----------    -----------
Balance, January 31, 2002
     (Unaudited) (Restated)       $(6,440,060)   $  (618,102)
                                    ===========    ===========


                          AQUA VIE BEVERAGE CORPORATION
                                   Cash Flows
                                  (Unaudited)
                                                                      Six Months Ended
                                                                        January 31,
                                                                  -----------------------
                                                                     2002         2001
                                                                  (Restated)
                                                                  ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                   $(538,559)   $(984,594)
      Adjustments to reconcile net loss to net cash
           used by operating activities:
                Depreciation and amortization                       74,222       59,286
                Stock issued for services                           64,610      344,578
                Forgiveness of debt                                   --        499,998
                Services charged to additional paid-in capital      60,000         --
                Prior year expense in retained earnings               --         11,400
      Changes in assets and liabilities:
                Accounts receivable                                (45,570)     (73,923)
                Note receivable                                       --       (442,938)
                Inventory                                          114,322      149,629
                Prepaid expenses                                     1,647       69,392
                Accounts payable                                   (32,806)     187,658
                Shareholder loans payable                             --        324,000
                Accrued expenses                                    78,945     (416,009)
                Loans from related parties                          39,718      135,254
                                                                 ---------    ---------
           Net cash used by operating activities                  (183,471)    (136,269)
                                                                 ---------    ---------

CASH USED BY INVESTING ACTIVITIES:
      Purchase of intangibles                                      (33,213)      (7,312)
      Increase in intangible assets for slotting                      --        (67,907)
                                                                 ---------    ---------
           Net cash used by investing activities                   (33,213)     (75,219)
                                                                 ---------    ---------

CASH PROVIDED BY FINANCING ACTIVITIES
      Sale of common stock                                         253,895         --
      Sale of preferred stock                                         --        296,685
      Debt converted to stock                                         --        340,850
      Bank overdraft                                               (35,725)      55,688
      Net payments on long-term debt                                (4,724)     (18,362)
      Payments to notes payable                                       --       (474,500)
                                                                 ---------    ---------
           Net cash provided by financing activities               213,446      200,361
                                                                 ---------    ---------

INCREASE (DECREASE) IN CASH                                         (3,238)     (11,127)

BEGINNING BALANCE                                                    3,608       11,127
                                                                 ---------    ---------

ENDING BALANCE                                                   $     370    $    --
                                                                 =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Income taxes paid                                          $    --      $    --
      Interest paid                                              $   1,513    $  35,028

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Debt converted to stock                                    $    --      $ 340,850
      Common stock issued for services                           $  64,610    $ 344,578
      Forgiveness of debt and accrued payroll                    $  60,000    $ 499,998

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                          AQUA VIE BEVERAGE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Restated)
                                January 31, 2002


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

Operating results for the three-month and six-month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002.


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

                          AQUA VIE BEVERAGE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Restated)
                                January 31, 2002

NOTE 2 - RESTATEMENT AND CORRECTION OF AN ERROR

The effect of these corrections was restated financial statements, which thereby increased net loss for the year ended July 31, 2001 by $806,408, and increased liabilities by $10,000.

The Company's financial statements for the period ended January 31, 2002 have been restated to reflect a reduction in cash in the amount of $15,787, a reduction in inventory in the amount of $48,584, a reduction in prepaid and other assets of $7,053 an increase in net intangibles in the amount of $3,999, an increase in property and equipment in the amount of $16,152, a decrease in deposits in the amount of $22,737, accrual of $60,000 payroll during the quarter ended January 31, 2001 by the Company's chief executive officer, additional accounts payable in the amount of $30,785, an increase in notes payable in the amount of $3,469, a bank overdraft in the amount of $16,687 and forgiveness of payroll by the Company's chief executive officer in the amount of $60,000 as a capital contribution.

The effect of these corrections was restated financial statements, which thereby increased net loss the six months ended January 31, 2002 by $45,490, decreased total assets by $74,012 and increased liabilities by $103,530.


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

In April 2001, the contract manufacturer commenced production under the terms of the shipping and security agreement and began shipping product to major grocery chain accounts in California, Arizona and Nevada. Subsequently, the Company increased its sales and marketing efforts, and slotting fee commitments intended to support an expanded sales program. The packer, which was experiencing quality assurance problems, failed to sustain production levels adequate to meet the sales levels projected by the Company notwithstanding the marketing expenses incurred by the Company, and the packer continued in its failure to resolve past account issues arising over defective products. This led to a demand by the Company for an accounting resulting in a refusal


NOTE 3 - ADDITIONAL COMMENTS (Continued)

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

                          AQUA VIE BEVERAGE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Restated)
                                January 31, 2002

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During its first three years of existence (from inception to July 31, 2001), the Company accumulated a deficit of $5,901,501. In the subsequent six months ended January 31, 2002, the Company's accumulated deficit grew to $6,440,060 as the Company's marketing and executive expenses increased, creating a quarterly operating loss of $132,295. At January 31, 2002, the Company's total assets of $514,418 were lower than the $629,064 reported at its July 31, 2001 year-end The Company's current liabilities increased slightly from $1,072,480 at July 31, 2001 to $1,122,612 at January 31, 2002.

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

 FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues of approximately $76,000 for the quarter ended January 31, 2002 were a decrease from the $563,133 of revenues in the corresponding second quarter of the prior fiscal year, due to the time lost in the resolution of the processor's quality assurance problem, the resultant temporary lack of inventory available for sale, the consequent delay of advertising and marketing programs, and a postponement of final arrangements for additional funding in September, delayed because of events of September 11th. Discussions are ongoing with the same third parties concerning this additional funding.


Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At January 31, 2002, the Company had negative working capital of $930,059, although this amount represents a decrease in liquidity and capital resources from its negative working capital position of $806,290 at July 31, 2001. The decrease is principally attributable to a decrease in current Assets. In the six months ended January 31, 2002, the Company funded a portion of its operations from the issuance of common stock, valued at $253,895.

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

RESULTS OF OPERATIONS

Aqua Vie commenced operations in 1998 and has a limited history of operations, which to date have not been profitable. Its operations are subject to the risks and competition inherent in the establishment of a relatively new business enterprise. Aqua Vie is currently operating at a loss. The Company's three month revenues of approximately $76,000 were less than the comparable three-month period of the prior fiscal year.

Though sales to date have not been sufficient to cover the costs of operations, profitability is believed achievable assuming inventory levels are adequate to meet demand within the Company's existing customer base. For the three months ended January 31, 2002, the Company's sales produced negative gross profit of ($14,878) which compares with the gross profit of $144,147 for the comparable three months of the prior fiscal year.

 Operating expenses were $107,536 for the three months January 31, 2002 and were $798,029 for the comparable period of the prior year. The year-to-year change principally reflects a decrease in marketing expenses during the most recent quarter resulting from the Company's decision to postpone its advertising, marketing and promotional activities pending the development of higher inventory levels.

 During this same year-to-year time frame, the decrease in operating expenses during the quarter ended January 31, 2002 also reflects reduction in legal and professional expenses. While Aqua Vie continued to operate at a loss during the most recent quarter, given inventories adequate to support its marketing efforts, the Company's ability to generate higher revenue and realize a net profit from operations remains primarily dependent upon the effectiveness of its marketing efforts in generating sales of its line of flavored spring water products.

 In the quarter ending January 31, 2002, the Company's net loss of ($132,295) for the three months ended January 31, 2002 resulted in a net loss per share of ($0.002) for the quarter. This contrasts with a net loss of ($171,347) for the three months ended January 31, 2001, which posted a per share loss of ($0.004).

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

                                    AQUA VIE BEVERAGE CORPORATION
                                              (Registrant)


Date  June 27, 2002               By: /s/ Thomas J. Gillespie
                                    ---------------------------
                                          Thomas J. Gillespie
                                          Chief Executive Officer
                                          & President