Form 10KSB
period 2002-07-31
AQUA VIE BEVERAGE CORP
filed 2002-11-19
CIK 1068104

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934
             For the fiscal year ended July 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Transition period from____________________ to _____________________
Commission file number 0-24801

                          AQUA VIE BEVERAGE CORPORATION
                 (Name of small business issuer in its charter)

           Delaware                                             82-056425
--------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

P.O. Box 6759 333 South Main Street Ketchum, Idaho                 83340
--------------------------------------------------                 -----
    (Address of principal executive offices)                     (Zip Code)
   Issuer's telephone number (208) 622-7792

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
----------------------------         -------------------------------------------

Securities registered pursuant to Section 12(g) of the act:


--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( )

State issuer's revenues for Its most recent fiscal year $162,809.00 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

On October  24, 2002 the  aggregate  market was  approximately  $
2,400,000.00.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliated on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YE ARS) check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 5(d) of the Exchange Act after the distribution of securities under a plan confirm by a court. Yes [ ] No [ ]

     (APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date. Approximately 7,107,065 million shares outstanding on October 31, 2002.

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

The Company

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

BUSINESS OF ISSUER:

PRODUCTS: Aqua Vie Beverage Corporation is a development-stage company that develops, manufactures, and markets all-natural beverages. The Company has developed a category of beverages called "water beverages", that includes Hydrators(TM), a line of spring water beverages that encourages personal hydration, "Eau Vin"(TM) a line of non-alcoholic wines and champagne made from spring water, and PurePlay(TM) a line of spring water beverages for children. Of these, seven flavors are currently in production of its Hydrator line.

PROCESS: Aqua Vie presently enters into long term contracts with specialized beverage co-packing companies, to produce all of its product lines, utilizing a bottling filler technology that provides for all-natural beverage ingredients to be bottled in Polyethylene Terephthlate (PET) plastic bottles, a universally accepted container/vehicle for bottled water. This aseptic filling technology protects the desired attributes of the all-natural ingredients, resulting in the exclusive, all-natural product lines that have been developed by Aqua Vie, all without preservatives. All Aqua Vie production is currently outsourced to a commercial bottler in Fresno, CA, Lyons Magnus Company.

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

Although a more expensive process than non-aseptic bottling which requires a higher wholesale price for the same profit than non-aseptic bottling, aseptic PET bottling provides for the complete sterilization of a PET bottle and its contents, without the addition of preservatives. Traditional bottling processes, that utilize preservatives, are believed to destroy a substantial amount of the natural attributes of spring waters and all-natural ingredients and all-natural beverages during the bottling process and can affect the quality of color, taste, and aroma, as well as many nutritional elements including vitamins and minerals. Aqua Vie's PET aseptic process retains natural nutrients of spring water.

When Aqua Vie's aseptic research began in the early 1990's, there was one aseptic/PET beta test site in the United States capable of processing Aqua Vie's new "water beverages", which Aqua Vie employed as its first domestic co-packer, Lyons Magnus, Fresno California, which is still the domestic co-packer for the Company. Presently, numerous PET/aseptic production facilities are starting up in the US and Europe with equipment manufactured by several large manufacturing companies.

Aqua Vie has designed all facets of the retail packaging systems for its product lines to accommodate high-speed production in bottling facilities in the U. S. as well as Europe, for both the co-packer and company owned equipment. Aqua Vie is believed to be the first company to introduce the use of a poly-shrink, full-body label on a PET plastic bottle, and in doing so created a system that can be applied by readily available commercial labelers onto a consumer-acceptable, generic PET bottle. Production has been in cases of 24 bottles, but acquisition of new bottling machinery is intended to permit production of 12 bottle cases as well. The smaller cases are required for certain new markets the Company is presently shipping new product too.

Aqua Vie has developed a comprehensive quality assurance system for use in the bottling process. Aqua Vie currently utilizes quality control consultants for production runs with its bottler in Fresno, CA. The Bottler is required to adhere to the quality assurance manual as part of its bottling contract. Bottler adherence to Aqua Vies' QA manual, when strictly followed, is intended to assure exceptional product quality.

Aqua Vie maintains a small administrative staff, and relies on outsourcing of production, labeling and shipping, and utilization of sales and marketing consultants. Aqua Vie has a total of 19 employees, consultants, and sales agents, 5 of which work full time.

DISTRIBUTION OF THE PRODUCT: The Company utilizes sales and marketing consultants, and food brokers in its target markets that focus their efforts on a pre-determined network of chain retail grocery such as Safeway supermarkets and Shaws Markets that have well defined all-natural departments within their stores (frequently called store-within-a-store. Independent distributors who sell to, and service stores within the all-natural food industry, distribute the product at store level. Aqua Vie offers information about its products and a product purchasing and a subscription service on its Internet site.

AQUA VIE'S Distribution and PLACE IN THE MARKET: Aqua Vie Hydrators product line bridges two primary market categories in the beverage industry: soft drinks and bottled water. Standard & Poor's Foods & Nonalcoholic Beverages Industry Survey, May 2000, reports, "U.S. retail sales of the five major nonalcoholic refreshment beverage categories totaled approximately $81.7 billion in 1998 (latest available), up 2.8% from 1997's level, according to Beverage World magazine. These categories are soft drinks ($54.3 billion), fruit beverages ($17.5 billion), bottled water ($5.2 billion), ready-to-drink tea ($2.5 billion), and sports drinks ($2.3 billion)." Aqua Vie has entered the market with what is believed a unique packaging and product to establish a new market segment for all-natural flavored water that does not use preservatives or artificial sweeteners.

Seven flavors of Hydrators beverages are currently produced and available for sale. Two new product lines are presently under development and expected to be available in 2003. Fees and promotions are often required to be paid to induce a store or chain to reserve shelf space for a new product. Other devices may also be required, such as provision of free promotional product. There are no long-term agreements with any distributor or purchaser at this time.

COMPETITION:

The Company believes its products do not have any direct competition in the natural foods market. However, several large and well-financed beverage companies compete in the over-all beverage market, including Coke and Pepsi which offer carbonated, as well as non-carbonated beverages (Coke, Pepsi, Sobe, Gatorade).

Suppiers:

The  company's   principal  suppliers  include   Danisco-Coulter   (flavors  and
fragrances), and Seal-It, New York (shrink labels for bottles).

GOVERNMENT APPROVAL: Other than normal corporate registration and licensing the Company does not need any additional and/or unique government license or permit. The food and beverage industries are highly regulated and subject to many federal and state government rules, regulations and oversight but compliance is usually part of the service furnished by the bottler under the bottling production contract. As to any future possible government regulations it is believed that if any are ever imposed that they will be broad market pervasive and of general application to all members of the beverage industry. Government regulations in the food industry are significant due to the possibility of recall if non-compliant, which can damage the product reputation and severely affect revenues.

The Company is constantly considering new flavors, revision of existing flavors, and new products but has not maintained an R&D budget dedicated to that purpose.

The Company relies on trade secret protection, copyright and trademark, and does not relay on any licenses, franchises, or concessions, and pays no royalties. It is not a party to any labor agreements.

 ITEM 2. DESCRIPTION OF PROPERTY.

Aqua Vie leases approximately 2,828 square feet of office space in Ketchum,Idaho for its corporate headquarters. The lease runs until November 30, 2002. Lease payments for the past year totaled $37,896.00. The renewal lease is expected to be approximately $4,892.00 per month. The company maintains three automobile loans, outsources all production costs for its beverage products, and ships finished goods from the packer to independent distribution warehouses servicing accounts in 17 states.

ITEM 3. LEGAL PROCEEDINGS.

There are a number of routine litigations involving claims against the company for past-due accounts payable, which are considered normal for a company at this stage of development and not of any consequence in the opinion of the registrant.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted two Information Statements with respect to consent actions proposed to be taken during the last quarter of the fiscal year. Consent actions do not require a vote of the shareholders aside from the consent of the majority shareholders under Delaware law. One consent action referred to an increase in authorized capital, the other to authorization to amend the Articles of Incorporation to combine common shares. Both actions were undertaken subsequent to the end of the fiscal year by filing the appropriate amendments with the State of Delaware. The increase in capital was taken as proposed in the Information Statement. The combination selected was 20 common shares to one common share. Please see the SEC web site, twww.sec.gov for the Company definitive information statement filings on this topic, and the shareholders, which may have voted therefore.

PART II

 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market for Common Equity:

Aqua Vie's common stock is traded in the over-the counter market and prices are quoted on the NASDAQ Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


Year Ended July 31, 2002          High        Low
------------------------------------------------------

          First quarter           .095       .04

          Second quarter          .064       .02

          Third quarter           .06        .096

          Fourth quarter          .021       .003


Year Ended July 31, 2001          High        Low
------------------------------------------------------

          First quarter           .572       .312

          Second quarter          .36        .065

          Third quarter           .155       .063

          Fourth quarter          .175       .065



There is one class of common stock and approximately 600 shareholders plus an estimated 18,500 beneficial holders in street name. No dividends have been declared and none are planned.

(b) Sales of Unregistered Securities:

(b) Sales of Unregistered Securities:

Year Ending July 31, 2000:

During the fiscal year ending July 31, 2000 the Company issued unregistered securities as follows: In September 1999 under Rule 701, to a group of 7 employees, consultants and for professional services, the Company issued a total of 896,500 shares of common stock. Also in that month the Company issued 250,000 shares as part of the merger transaction with the Barhill Company. During the fiscal year accredited investor E. Hamlin was issued at total of 1,261,000 shares for various cash investments totaling and consulting services; accredited investor R. Schneiderman received 1,115,000 shares for various cash investments and for consulting services (please see Financial Statement). Also during the fiscal year another 12 accredited investors for services and cash totaling $148,900 received 1,042,400 shares. The President of the Company in July 2000 received 300,000 shares for services. Two pre-incorporation accredited investors received 179,000 shares for their previous involvement. The Company issued 200 shares of Series C preferred to an accredited investor for the investment of $100,000 that that preferred was convertible into 200,000 shares of the Company. The five holders of Series A preferred stock converted during the a year portion of their preferred holdings for 2,580,851 shares and the holder of the Series B preferred stock converted a portion of their holding for 644,000 shares. The company relied on regulation D for the above transactions.

Year Ending July 31, 2001:

During the fiscal year ending July 31, 2001 the Company issued unregistered securities as follows: The President of the Company received 300,000 shares of common for services; in August and October a product broker received a total of 150,000 shares as part of his broker agreement with the Company; in April 2001 two individuals received 230,000 shares as settlement for pre-incorporation assistance; in May an advertising agency received 1,500,000 shares and accredited investor R. Schneiderman received 500,000 shares in July 2001 for consulting services the total value received was $321,600. Accredited investor
R. Schneiderman received 850,000 shares in October for conversion of debt owed to him in the amount of $340,850. The five holders of Series A preferred stock converted during the year a portion of their preferred holdings for 4,614,123 shares of common and the holder of the Series B preferred stock converted a portion of their holding for 16,442,642. In February 2001 the holder of the Series C preferred converted his position for 200,000 shares of common. In November 2000 the Company issued to the Brace Trust, holders of the Series B preferred, 12,000 Series D preferred for the investment of $1,200,000 which preferred carried certain provision including a conversion rate adjustment dependent upon future common stock issuances below a certain value and a increase conversion based on market success of the Company and 600 Series E preferred to a former employee for the investment of $60,000 which preferred could be converted for 1,000,000 shares of the common stock of the Company. In July 2001 the Company issued 1,240 shares of the Series F preferred for the investment of $124,000 that could be converted into 2,480,000 shares of the common stock of the Company. The company relied on regulation D for the above transactions.

Year Ending July 31, 2002:

During the fiscal year ending July 31, 2002 the Company issued unregistered securities as follows: Accredited investors E. Hamlin and R. Schneiderman received in January and April a total of 5,300,000 for conversion of debt owed in the amount of $237,000 plus interest. In August and September 2001 three individuals received a total of 425,000 shares for services, one individual received 20,000 shares as settlement for pre-incorporation assistance and an employee was issued 25,000 shares for services the total value for these 470,000 shares was $11,750. Also during the year three individuals were issued a total of 240,000 shares for a prior existing claim and to settle their lawsuit. During the year the four holders of Series A preferred stock converted a portion of their preferred holdings for 1,601,611 shares of common and the holder of the Series B preferred stock converted their remaining portion of their holding for 191,236 shares April. In May and June the holder of the Series E preferred converted their position for 1,000,000 shares of the common stock of the Company. In July 2002 the Company issued to the President the Series G preferred as part of the transaction where he forgave a total of $800,000 in past debt and accrued compensation owed to him by the Company. The Series G preferred is, initially convertible into 80,000,000 shares of the company and the terms of this preferred include certain provisions including a conversion rate adjustment dependent upon future common stock issuances below a certain value and an increase conversion based on market success of the company and in addition a super voting position of 320,000,000 common shares based on the maximum allowable conversion of this series of preferred based on certain market increase in stock price. The company relied on regulation D for the above transactions.


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

INTRODUCTION

In fiscal year 2001, the Company initiated a targeted supermarket sales program with the Albertsons divisions of Northern and Southern California, Arizona, and Nevada. These arrangements required substantial slotting fees (one time fees to stores), to be paid in order to secure shelf space and provided for the company's products being featured in approximately 1,200 Albertsons stores in California and adjacent States. The Company also negotiated supermarket sales in the Raleys, Knob Hill, Savemart and other chains in the same general regions. At that time the strategy was to specifically focus on mass markets and chain grocery sales in the limited geography of greater California, and later utilize these sales to penetrate additional regions, such as Texas, where Albertsons also had a strong presence. As the Company's available capital was limited, and the public capital markets continued their steep decline, the Company also attempted to secure additional financing for working capital, inventory and production.

In March, 2001, the Company secured a financing arrangement with their co-packer, Lyons Magnus of Fresno CA., whereby the cost of the bottling production would be secured by the finished inventory. This financing of new inventory was to be further secured by a guarantee from one of the Company's larger shareholders (not affiliated with management), who had a close personal relationship with the Management of Lyons. The sales and marketing plan for supermarket penetration depended on the Lyons financing arrangement providing adequate growth production in advance, so that there would be sufficient inventory to meet the sales orders from the chain grocers (such sales orders often required short lead time before shipment). Supermarket sales of this type, were estimated, would produce a modest profit, but also had the advantage of producing higher gross revenues, and the consequent increased levels of marketing and advertising.

The Lyons arrangement was only able to fund a limited amount of early production due to the inability of Lyons and the guaranteeing shareholder to come to terms over the scope and form of the guarantee. This difficulty was further aggravated by a declining business climate which it is believed affected Lyons willingness to take a credit risk, as well as a delayed submission of re-orders from Albertsons due to their internal system of forwarding reorders from stores to the central ordering facilities.

During the summer of 2001, as the seasonal demand for the company's products began to increase, the Company attempted to somewhat "restrain" large chain grocery sales opportunities because of the uncertainty over whether Lyons would honor the financing arrangements it had made. The Company was not willing to risk entering into a situation where its marketing efforts created increased demand, without the inventory being available to satisfy that demand. Management determined that if that risk occurred, it would have severe difficulty re-opening those sales outlets when quality production was secured, due to a loss of credibility with store management. Ultimately in late summer 2001, the Company reached a settlement with Lyons which provided for very limited additional production financing, with the balance on a "cash and carry" basis. These arrangements, which included a provision for an increased level of quality assurance to maintain preservative-free products, are still in place today.

As it became evident that the Company could not count on additional production of inventory being financed, simultaneous with the general shock and economic spiral that the capital markets encountered following the tragedy of 9/11/01, management chose to maintain a "holding pattern" while attempting to secure new production financing and shifted the focus on the long term sales development of it's products within the natural foods retail markets, with particular emphasis on the newly emerging "all-natural, store within a store" divisions within major retail grocery chains.

During the second half of 2002, the Company has continued to develop a unique sales niche within all-natural divisions of major retail grocery chains shipping products to over 500 grocery chain stores with "all-natural stores within stores" in 17 states, and is additionally entering the all-natural health food retail markets (health food stores), being distributed by the two largest all-natural food distributors in the U. S.

The Company has further accelerated the development of two new lines of water beverages; a line of flavored water beverages for children called PurePlay, and a line of non-alcoholic wines made from spring water called Eau Vin, both are expected to be available at retail in 2003.

The Company believes that higher profit margins attainable in specialty sections offset the lower general grocery revenues and substantial new product and slotting introduction costs. Because the products represent the first "all-natural", preservative-free flavored bottled spring water available, less initial marketing expense is needed to distinguish it from many generally competing products. Finally, it is also anticipated that when the capital markets improve it may be easier to secure funding from investors for an "all-natural" preservative-free company.

With a proven sales execution in the natural foods sections of large stores, and with additional new distribution and continuous product availability through natural foods sales, Management believes that the caution exercised in promoting general retail sales during late 2001 into fiscal 2002, while it severely dampened overall sales, preserved those sales for the future while the company pursued a natural food strategy.

While transitioning through a re-orientation in sales strategy, the Company also considered means to improve overall gross profits on sales. The Company recorded revenues of $151,924 in fiscal 2000, $912,000 in fiscal 2001, and $162,809 in fiscal 2002. Gross profit on sales was respectively $(80,434), $107,936, and $ (19,204). Management believes that the improvement in profit relative to similar sales levels in 2000 and 2002 was due to the experience it gained in cost control and pricing during that period, and it is hoped that this experience will enable higher gross profit relative to sales in 2003 than the 12% that was achieved in 2001. While the Company's success in improving profits through improved cost control and higher profits margins through specialty sales strategies will only be determined by experience, Management believes that the parameters are in place for improved margins as the new sales strategy develops.

While maintaining general sales and developing the introduction of the products into the all-natural chain market, the Company received a series of small production and working capital financings from a shareholder (not affiliated with management).

The Company is in the process of seeking additional capital in the form of either secured debt, factoring, and/or equity funding. The Company seeks to secure an initial $2.2 million for immediate inventory growth support, working capital and marketing as it consistently develops the sales base within each targeted market. Management believes the relative costs for such capital may be high initially, however with consistent growth and a proven track record of sales within this new market, it is anticipated the costs of such financing will become commercially acceptable. While parties have shown interest in such financing arrangements the Company presently does not have a firm commitment for the $2.2 million that management believes will be required for the rest of 2003.


PLAN OF OPERATION: During the last fiscal year Aqua Vie continued establishing a market presence for its line of Hydrators, the lightly flavored spring water beverages. Throughout calendar 2002, this effort has been concentrated exclusively through all-natural retailers and major retailers who exclusively maintain all-natural departments within their stores.

Given Aqua Vie's market distribution presence, frequently based upon introductory fee and promotion arrangements with distributors or directly with major grocery and convenience store chains, its relationship with its co-packer, and the present production and overhead cost structure, adequate levels of profitability can be achieved in a timely fashion given adequate bridge financing. The immediate solution to profitability in this early growth scenario rests with Aqua Vie obtaining the adequate bridge financing to rapidly increase initial production to meet the increased product demand available within the account base the Company has presently secured shelf space, while building brand awareness through consumer marketing programs.

In the future Aqua Vie expects to improve margins through economies of scale, and by introducing new products that management believes will support higher gross margins, even in today's competitive market environment. The first new product line expected to be introduced in 2003, is line of Hydrators especially designed for children. Subsequently, multi-flavor line of non-alcoholic wine made from spring water is planned. It has been designed to satisfy the desire for a glass or bottle of wine or champagne, without the presence of alcohol or preservatives.

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

To date, the means and ability to obtain meaningful sales volume is in place, with product on the shelves in over 500 major chain retail grocery and convenience store outlets. The Company has recently engaged a Quality Assurance specialist and a comprehensive co-packer line and production inspection system and audit program. It is believed these inspections and oversight will ensure salable quality and assist the Company in maintaining delivery schedules.

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

The Company is currently engaged in seeking new sources of inventory and general working capital financing in the approximate amount of $2.2 million to support the sales which it believes it can effect in 2002 and 2003 in the outlets in which it has had product presence. The market for finance for developing companies has been difficult in the past several months particularly as a result of the September 11, 2001 Terrorist attack but management believes that climate has now begun to show some improvement and is cautiously optimistic about additional financing possibilities.

In fiscal 2002 the Company realized $178,756 in financing activities compared with $1,368,473.00 in 2001. This reflected the extremely difficult capital markets in 2002. As previously discussed this was a major factor in Management decision to maintain a "hold fast" sales strategy to maintain market presence with minimum capital expenditure in 2002. Please see the statement of Cash Flows for additional information.

RESULTS OF  OPERATIONS:

General and  administrative,  legal and accounting  expenses were  $1,476,287 in
2002  compared  to  $2,299,803  in  2001.   All  categories   decreased   except
depreciation. remained proportionately unchanged from the previous year.

                                    PART III

 "The Items contained in this Part III will be updated to the end of the current fiscal year by either a Definitive proxy or Information Statements, or and amendment to this Report made within 120 days of the end of the fiscal year, as provided in General Instruction E-3 to the Form."

                                   SIGNATURES

In accordance with Section13 or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aqua Vie Beverage Corp.
(Registrant)

Date 11-13-01                      By /s/ Thomas J. Gillespie
     --------                        --------------------------
                                     Thomas J. Gillespie, CEO and President
                                     CEO, President, Director


Signature
/s/ Thomas J. Gillespie             Title                            Date
-----------------------             ------------------------         --------
    Thomas J. Gillespie             CEO, President, Director         11-13-01

                                 CERTIFICATIONS

I, Thomas Gillespie certify that:

1. I have reviewed this annual report on Form 10-KSB of Aqua Vie Beverage Corporation >;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November  19, 2002

                          AQUA VIE BEVERAGE CORPORATION
                              Financial Statements
                                  July 31, 2002




















                            WILLIAMS & WEBSTER, P.S.
                          Certified Public Accountants
                        Bank of America Financial Center
                          601 W. Riverside, Suite 1940
                            Spokane, Washington 99201
                                 (509) 838-5111

                          AQUA VIE BEVERAGE CORPORATION

                                 C O N T E N T S



Independent Auditor's Report................................................F-1

Balance Sheets..............................................................F-2

Statements of Operations....................................................F-3

Statement of Stockholders' Deficit..........................................F-4

Statements of Cash Flows....................................................F-55

Notes to the Financial Statements...........................................F-6

Board of Directors and Stockholders
Aqua Vie Beverage Corporation
Ketchum, Idaho

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Aqua Vie Beverage Corporation (a Delaware corporation) as of July 31, 2002 and 2001, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aqua Vie Beverage Corporation as of July 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.
------------------------------
    Williams & Webster, P.S.
    Certified Public Accountants
    Spokane, Washington
    November 7, 2002

                          AQUA VIE BEVERAGE CORPORATION
                                 BALANCE SHEETS

                                                                                           July 31,
                                                                               ---------------------------------
ASSETS                                                                            2002                2001
                                                                               -----------           -----------
      CURRENT ASSETS
           Cash                                                                $     2,179           $     3,608
           Accounts receivable                                                       6,471                82,776
           Inventory                                                               120,006               155,372
           Prepaid and other assets                                                  6,737                24,434
                                                                               -----------           -----------
                Total Current Assets                                               135,393               266,190
                                                                               -----------           -----------

      PROPERTY AND EQUIPMENT, net of depreciation                                   51,386               115,993
                                                                               -----------           -----------

      OTHER ASSETS
           Intangibles, net of accumulated amortization                            175,731               246,881
                                                                               -----------           -----------

      TOTAL ASSETS                                                             $   362,510           $   629,064
                                                                               ===========           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

      CURRENT LIABILITIES
           Accounts payable                                                    $   374,322           $   362,312
           Bank overdraft                                                           16,388                52,412
           Settlements payable                                                      36,000                10,000
           Accrued expenses                                                         87,367                64,101
           Accrued compensation - related party                                    180,000                  --
           Loan from related party                                                 161,544               128,520
           Notes payable - current                                                 218,479               455,135
                                                                               -----------           -----------
                Total Current Liabilities                                        1,074,100             1,072,480
                                                                               -----------           -----------

      LONG-TERM DEBT
           Notes payable, net of current portion                                     5,651                14,632
                                                                               -----------           -----------

      COMMITMENTS AND CONTINGENCIES                                                   --                    --
                                                                               -----------           -----------

      STOCKHOLDERS' DEFICIT
           Preferred stock, Series A, B, C, D, E, F and G, $0.001 par value; 5,000,000 shares authorized, 12,941 and 15,074
                shares issued and outstanding, respectively                             13                    15
           Common stock, $0.001 par value; 5,000,000,000 shares
                authorized, 106,749,217 and 58,253,173 shares
                issued and outstanding, respectively                               106,749                58,253
           Additional paid-in capital                                            6,907,173             5,562,162
           Subscriptions receivable                                                   --                (176,977)
           Accumulated deficit                                                  (7,731,176)           (5,901,501)
                                                                               -----------           -----------
                Total Stockholders' Deficit                                       (717,241)             (458,048)
                                                                               -----------           -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $   362,510           $   629,064
                                                                               ===========           ===========

   The accompanying notes are an integral part of these financial statements.


                          AQUA VIE BEVERAGE CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                      Years Ended July 31,
                                                            ---------------------------------------
                                                                 2002                      2001
                                                            ------------              -------------

NET REVENUES                                                $    162,809              $    912,000

COST OF GOODS SOLD                                               182,013                   804,064
                                                            ------------              ------------

GROSS PROFIT (LOSS)                                              (19,204)                  107,936
                                                            ------------              ------------

GENERAL AND ADMINISTRATIVE EXPENSES
      Promotion and advertising                                  157,064                   544,815
      Legal and accounting                                       141,234                   165,614
      Depreciation and amortization                              149,111                   100,427
      Bad debts                                                     --                      92,175
      Other general and administrative expenses                1,328,889                 1,396,772
                                                            ------------              ------------
           Total expenses                                      1,776,298                 2,299,803
                                                            ------------              ------------

OPERATING LOSS                                                (1,795,502)               (2,191,867)

OTHER EXPENSE
      Interest expense                                           (34,173)                  (55,553)
                                                            ------------              ------------
           Total other expense                                   (34,173)                  (55,553)
                                                            ------------              ------------

LOSS BEFORE TAXES                                             (1,829,675)               (2,247,420)

INCOME TAXES                                                        --                        --
                                                            ------------              ------------

NET LOSS                                                    $ (1,829,675)             $ (2,247,420)
                                                            ============              ============

NET LOSS PER COMMON SHARE,
      BASIC AND DILUTED                                     $      (0.03)             $      (0.06)
                                                            ============              ============

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING, BASIC AND DILUTED                   72,226,565                40,774,176
                                                            ============              ============


   The accompanying notes are an integral part of these financial statements.



                                  Preferred Series A - G      Common Stock       Additional
                                 ----------------------- ----------------------
                                   Number                   Number                Paid-in     SubscriptionsAccumulated
                                  of Shares    Amount     of Shares    Amount     Capital     Receivable    Deficit        Total
                                 ----------- ----------- ------------  --------  -----------  -----------  -----------  ------------
Balance, July 31, 2000                7,410    $      7   30,811,408 $  30,811 $  2,422,236   $     --    ($3,654,081)  $(1,201,027)

Issuance of common stock for services
  at an average of $0.13 per share     --         --       5,335,000     5,335      640,783         --           --         646,118

Issuance of common stock
  for debt at $0.41 per share          --         --         850,000       850      340,000         --           --         340,850

Conversion of preferred Series A to
  common stock                       (1,368)         (2)   4,489,123     4,489       (4,487)        --           --            --

Conversion of preferred Series B to
  common stock                       (4,608)         (4)  16,567,642    16,568      (16,564)        --           --            --

Conversion of preferred Series C to
  common stock                         (200)      --         200,000       200         (200)        --           --            --

Issuance of preferred Series D
  for cash and receivable
  at $100 per share   12,000             12       --            --   1,199,988     (176,952)        --           --       1,023,048

Issuance of preferred Series E
  for cash and receivable
  at $100 per share                     600           1         --        --         59,999          (25)        --          59,975

Issuance of preferred Series F
  for cash and receivable
  at $100 per share                   1,240           1         --        --        123,999         --           --         124,000

Forgiveness of debt and accrued
  payroll by officer                   --         --            --        --     796,408            --           --         796,408

Net loss for the year ended
  July 31, 2001                        --         --            --        --           --           --      (2,247,420)  (2,247,420)
                                 ----------- ----------- ------------  --------  -----------  -----------  -----------  ------------

Balance, July 31, 2001               15,074          15   58,253,173     58,253    5,562,162     (176,977)  (5,901,501)    (458,048)

Issuance of common stock
  for cash at $0.04 per share          --         --       6,250,000      6,250      247,645         --           --        253,895

Issuance of common stock
  for services at at an average
  of $0.04 per share                   --         --      15,393,333     15,393      506,990         --           --        522,383

Issuance of common stock
  for debt at $0.05 per share          --         --       5,300,000      5,300      270,727         --           --        276,027

Issuance of common stock for
  settlement at $0.005 per share       --         --         240,000        240          960         --           --          1,200

Conversion of preferred Series A
  to common stock                     (376)       --       1,601,611      1,602       (1,602)        --           --           --

Conversion of preferred Series B
  to common stock                      (45)       --         191,236        191         (191)        --           --           --

Conversion of preferred Series D
  to common stock                   (11,112)        (11)  18,519,864     18,520      (18,509)        --           --           --

Conversion of preferred Series E
  to common stock                      (600)         (1)   1,000,000      1,000         (999)        --           --           --

Forgiveness of payroll by officer      --         --            --         --         60,000         --           --         60,000

Issuance of preferred Series G for
  waiver from officer                10,000          10         --         --        279,990         --           --        280,000

Payment of stock subscriptions
  receivable                           --         --            --         --           --        176,977         --        176,977

Net loss for the year ended
  July 31, 2002                        --         --         --            --           --           --     (1,829,675)  (1,829,675)
                                 ----------- ----------- ------------  --------  -----------  -----------  -----------  ------------
Balance, July 31, 2002               12,941  $       13   106,749,217  $106,749  $ 6,907,173  $      --    $(7,731,176) $  (717,241)
                                 =========== =========== ============  ========  ===========  ===========  ===========  ============

   The accompanying notes are an integral part of these financial statements.


                          AQUA VIE BEVERAGE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                          Years Ended July 31,
                                                                                   -----------------------------------
                                                                                        2002               2001
                                                                                   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                     $(1,829,675)           $(2,247,420)
      Adjustments to reconcile net loss to net cash
          used by operating activities:
               Bad debts                                                                  --                   92,175
               Depreciation and amortization                                           149,111                100,427
               Common stock issued for interest                                        276,027                    850
               Common stock issued for services                                        522,383                646,118
               Common stock issued for settlement                                        1,200                   --
               Preferred stock issued for waiver from officer                          280,000                   --
               Compensation of officer as additional paid-in capital                    60,000                240,000
               Expenses paid by the issuance of note payable                              --                  128,520
      Changes in assets and liabilities:
               Accounts receivable                                                      76,305                (57,538)
               Inventory                                                                35,366                 94,418
               Prepaid expenses                                                         17,697                 69,042
               Accounts payable                                                         12,010                207,691
               Settlements payable                                                      26,000                 10,000
               Accrued expenses                                                        (13,620)              (403,463)
               Accrued compensation                                                    180,000                   --
                                                                                   -----------            -----------
          Net cash used by operating activities                                        444,196)            (1,119,180)
                                                                                   -----------            -----------

CASH USED BY INVESTING ACTIVITIES:
      Refund of intangible assets                                                       57,088               (207,540)
      Purchase of intangible assets                                                    (33,212)                  --
      Purchases of equipment                                                              --                  (49,272)
                                                                                   -----------            -----------
          Net cash provided (used) by investing activities                              23,876               (256,812)
                                                                                   -----------            -----------

CASH PROVIDED BY FINANCING ACTIVITIES
      Sale of common stock                                                             253,895                   --
      Sale of preferred stock, Series C, D, E and F                                       --                1,207,023
      Payments on notes payable                                                         (8,981)                  (595)
      Receipts from stock subscription                                                 176,977                   --
      Bank overdraft                                                                   (36,024)                52,412
      Loans - related parties                                                           33,024                109,633
                                                                                   -----------            -----------
          Net cash provided by financing activities                                    418,891              1,368,473
                                                                                   -----------            -----------

INCREASE (DECREASE) IN CASH                                                             (1,429)                (7,519)

BEGINNING BALANCE                                                                        3,608                 11,127
                                                                                   -----------            -----------

ENDING BALANCE                                                                     $     2,179            $     3,608
                                                                                   ===========            ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Income taxes paid                                                            $      --              $      --
      Interest paid                                                                $      --              $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of common stock for debt                                            $   276,027            $   340,850
      Issuance of common stock for services                                        $   522,383            $   646,118
      Issuance of common stock for settlement                                      $     1,200            $      --
      Issuance of preferred stock for waiver from officer                          $   280,000            $      --
      Forgiveness of debt and accrued payroll by officer                           $    60,000            $   796,408

   The accompanying notes are an integral part of these financial statements.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               July 31, 2002 DRAFT


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

Advertising Costs
-----------------
The Company expenses all advertising expenditures as incurred.

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

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               July 31, 2002 DRAFT


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories (continued)
Inventory is comprised of the following at July 31:

                                                     2002            2001
                                                 -------------    ------------
        Finished goods                        $        72,006  $      113,013
        Raw materials                                  48,000          42,359
                                                 -------------    ------------
           Total                              $       120,006  $      155,372
                                                 =============    ============

Property and Equipment
----------------------
Property, plant and equipment are stated at cost. All expenditures for improvements, replacements and additions are added to the asset accounts at cost.

Expenditures for normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the years ended July 31, 2002 and 2001 was $64,608 and $60,768, respectively.

The following is a summary of property and equipment at July 31:

                                                  2002                2001
                                              --------------      --------------
        Total property and equipment       $      201,608      $     201,608
        Less accumulated depreciation             (150,222)            (85,615)
                                              --------------      --------------

        Net property and equipment         $       51,386      $     115,993
                                              ==============      ==============

Intangible Assets
-----------------
Most intangible assets are amortized over their estimated useful lives of 3 to 10 years on a straight-line basis. Amortization expense for the years ending July 31, 2002 and 2001 was $93,676 and $38,659, respectively. In the year ended July 31, 2002, the Company received $52,089 from a customer, which represents a refund of slotting fees paid and was recorded as a reduction of intangibles.

Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               July 31, 2002 DRAFT


At July 31, 2002, the Company had net deferred tax assets of approximately $1,900,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)
------------------------
will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at July 31, 2002. See
Note 3.

At July 31, 2002, the Company has net operating loss carryforwards of approximately $13,100,000, which expire in the fiscal years ending July 31, 2002 through July 31, 2022.

Basic and Diluted Loss Per Share
--------------------------------

Loss per share was computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Basic and diluted loss per share were the same because the inclusion of outstanding warrants and other convertible instruments would be considered antidilutive.

Revenue Recognition and Slotting Fees
-------------------------------------
Revenues from sales of product are recognized when the product is shipped and collectibility is reasonably assured with title passing at the shipping point. Sales terms for distributors and retail customers are 2%, net 30. At July 31, 2002, the Company was not selling to or through distributors. Sales terms generally do not allow a right of return. Products are drop shipped from the bottler to the customer and the customer pays all shipping charges.

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

The Company pays slotting or shelving fees to retailers. In past years, these costs were deferred and expensed over an estimated time frame of 3 years. Slotting fees paid during the year ended July 31, 2001 were $207,540. This amount is included in intangibles. Effective with its April 30, 2002 financial statements, the Company has changed its accounting policy to record slotting fees as a reduction of revenue. This new policy is in accord with the consensus of EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which affirms that the payment of consideration by a vendor to a customer should not be recognized as an asset of the vendor and further affirms that slotting fees should be accounted for as a reduction of revenues. If the Company had implemented this new policy in the year ended July 31, 2001, then the Company's net loss would have increased by $168,881.

Compensated Absences
--------------------
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company's policy is to recognize the costs of compensated absences when actually paid to employees. The related liability, due to immateriality, has not been recorded.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               July 31, 2002 DRAFT


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

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at July 31, 2002.

Derivative Instruments
----------------------
The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

At July 31, 2002 and 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               July 31, 2002 DRAFT


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
--------------------------------
In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company has adopted SFAS No.
142. Application of the nonamortization provision of SFAS No. 142 will have no effect on the Company's financial statements as the Company does not currently have assets with indefinite lives.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption has no effect on the financial statements of the Company at July 31, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and the adoption has no effect on the financial statements of the Company at July 31, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, and 64, Amendment of SFAS No. 13, and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               July 31, 2002 DRAFT


NOTE 2 - SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
--------------------------------------------
was escinded, and as a result, SFAS No. 64, which amended SFAS No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications which have economic effects similar to those of sale-leaseback transactions. The pronouncement will not affect the Company as it has not entered into any of the aforementioned transactions.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

Going Concern
-------------

As shown in the financial statements, the Company incurred a net loss of $1,829,675 for the year ended July 31, 2002 and has an accumulated deficit of $7,731,176. The Company has negative equity, negative working capital and limited cash resources. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. Management plans to sell new stock issuances, which are expected to raise the capital needed to operate the Company. Management is also actively pursuing the distribution of the Company's products nationally and internationally.

Shipping and Handling Costs
---------------------------
The Company includes all shipping and handling costs in cost of sales.

Stock Based Compensation
------------------------
The Company accounts for non-cash issuances of stock and warrants under the fair-value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation cost is recognized over the service period.

Reclassification
----------------
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               July 31, 2002 DRAFT


NOTE 3 - NET OPERATING LOSS CARRYFORWARD

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances from Officer
---------------------
At July 31, 2002 and 2001, the Company owed $95,121 and $128,520, respectively, to its CEO. These amounts are payable on demand and carry no interest. During the year ended July 31, 2001, the Company's CEO forgave $176,440 of the previously accumulated obligation. This amount was recorded in the financial statements as a capital contribution. The Company's chief executive officer has the majority of the Company's common stock voting rights.

Forgiveness of Accrued Payroll
------------------------------
Capital contributions for the year ended July 31, 2001 were $499,968 of forgiven accrued compensation and $120,000 of forgiven current period compensation. For the year ended July 31, 2002, $60,000 of compensation was forgiven as a capital contribution.

Issuance of Series G Preferred Shares
-------------------------------------
In June 2002, the Company issued to its chief executive officer 10,000 shares of a newly created class of preferred stock in a transaction valued at $280,000. The shares were issued as consideration for the CEO's waiver of prior year loans made and earned compensation forgiven and for the CEO's agreeing not to withdraw his waiver. The features of the new stock, Series G preferred shares, are detailed in Note 7.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               July 31, 2002 DRAFT


NOTE 5 - STOCK WARRANTS

At July 31, 2002 and 2001, there were warrants outstanding to purchase 250,000 shares of the Company's common. During the fiscal year ended July 31, 2001, warrants to purchase 172,800 shares of the Company's common stock expired unused. At July 31, 2001 and 2002, the Company's outstanding warrants consisted of the following:

                                                        Common       Common
 Date         Expiration      Price      Number of     Shares per    Shares
Issued           Date       per Share     Warrants      Warrant     Issuable
-------       ----------    ---------    ---------     ----------   --------
8/31/00         8/31/04       $1.00           1         250,000     250,000

NOTE 6 - COMMON STOCK

The Company is authorized to issue a total of 5,000,000,000 shares of $0.001 par value common stock. During the year ended July 31, 2002, the Company issued 5,300,000 shares of its common stock in exchange for notes payable valued at $276,027, 15,393,333 shares of its common stock for services valued at $522,383, 6,250,000 shares of its common stock for cash of $253,895 and 240,000 shares of its common stock valued at $1,200 for the settlement of a dispute. The shares issued for services were valued at their fair market values on the dates of issuance. Other issuances resulted from the conversion of 376 shares of preferred Series A stock, 45 shares of preferred Series B stock, 11,112 shares of preferred Series D stock and 600 shares of preferred Series E stock to 1,601,611, 191,236, 18,519,864 and 1,000,000 shares, respectively, of the
Company's common stock.

During the year ended July 31, 2001, the Company issued 850,000 shares of its common stock in exchange for a convertible note payable valued at $340,850 and 5,335,000 shares of its common stock for services valued at $646,118. The shares were valued at their fair market value on the date of issuance. Other issuances resulted from the conversion of 1,368 shares of preferred Series A stock, 4,608 shares of preferred Series B stock and 200 shares of preferred Series C stock to 4,489,123, 16,567,642 and 200,000 shares, respectively, of the Company's common stock.

NOTE 7 - PREFERRED STOCK

The Company is authorized to issue a total of 5,000,000 shares of preferred stock, par value at $0.001. At July 31, 2002, the Company had seven classes of preferred stock outstanding with an aggregate of 465,000 shares authorized. The Company has been authorized to issue 200,000 shares of $0.001 par value Series A preferred stock, 200,000 shares of $0.001 par value Series B preferred stock, 10,000 shares of $0.001 par value Series C preferred stock, 20,000 shares of $0.001 par value Series D preferred stock, 5,000 shares of $0.001 par value Series E preferred stock, 5,000 shares of $0.001 par value Series F preferred stock and 25,000 shares of $0.001 par value Series G preferred stock. The board of directors of the Company has the authority to issue shares of preferred stock from time to time in one or more classes or series, which may have such voting power, full or limited as fixed by the board of directors. The board of directors may also determine the terms of any such series or class, including dividend rights, dividend rates, conversion, exchange, voting rights and terms of redemption, the redemption price and the liquidation preference of such class or series.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               July 31, 2002 DRAFT


NOTE 7 - PREFERRED STOCK (continued)

The number of shares outstanding of preferred stock, Series A, B, C, D, E, F and G and amounts were as follows:


                              July 31, 2002
                 -----------------------------------------
                 Number of Shares             Amount
                 ------------------------     ------------
Series A                             813      $         1
Series B                              --               --
Series C                              --               --
Series D                             888                1
Series E                              --               --
Series F                           1,240                1
Series G                          10,000               10
                 ------------------------     ------------
  Total                           12,941      $        13
                 ========================     ============



                              July 31, 2001
                 -----------------------------------------
                 Number of Shares             Amount
                 ------------------------     ------------
Series A                           1,189      $         1
Series B                              45               --
Series C                              --               --
Series D                          12,000               12
Series E                             600                1
Series F                           1,240                1
Series G                              --               --
                 ------------------------     ------------
  Total                           15,074   $           15
                 ========================     ============

General Terms
All Series A, B, C, D, E, F and G preferred stock shares contain standard terms relative to adjustment for stock splits and combinations, reorganizations, mergers, and consolidations or sales of assets, registration of stock issued upon conversion, and registration rights. For dividend, liquidation, mergers and consolidations, the respective rights of each series are different. Series A preferred stock is limited to $300 per share in non-cumulative preferential dividends before common stock. Each Series A preferred share has liquidation rights and merger or consolidation rights before common stock. Series B preferred stock is limited to $6 per share in non-cumulative preferential dividends before common stock. Each Series B preferred share has liquidation rights and merger or consolidation rights before common stock. Series C preferred stock is limited to $0.25 per share in non-cumulative preferential dividends before common stock. Each Series C preferred share has liquidation rights and merger or consolidation rights before common stock. Series D preferred stock is limited to $100 per share in non-cumulative preferential dividends before common stock. Each Series D preferred share has liquidation rights and merger or consolidation rights before common stock. Series E preferred stock is limited to $100 per share in non-cumulative preferential dividends before common stock. Each Series E preferred share has liquidation rights and merger or consolidation rights before common stock. Series F preferred stock is limited to $100 per share in non-cumulative preferential dividends before common stock. Each Series F preferred share has liquidation rights and merger or consolidation rights before common stock. Series G preferred stock is limited to

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               July 31, 2002 DRAFT


NOTE 7 - PREFERRED STOCK (continued)

General Terms (continued)
$80 per share in non-cumulative preferential dividends before common stock. Each Series G preferred share has liquidation rights and merger or consolidation rights before common stock.

As of the date of these financial statements, no dividends have been declared due to the Company's accumulated deficit.

Voting Rights

All Series A, B, C, D, E, and F preferred shares have the right to vote based on their conversion rights to common shares. Series D preferred shares have the right to vote based on five and a half times their conversion rights to common shares. Series G preferred shares have the right to vote based on four times their conversion rights to common shares.

Conversion to Common Shares
Preferred stock is convertible to shares of common stock and common stock equivalent voting rights as of July 31, 2002 and 2001 as follows.


July 31, 2002
                                                                           Voting Right    Preferred
       Preferred Shares     Conversion            Common Shares              Ratio of     Equivalent
         Outstanding           Ratio         Issuable on Conversion         Preferred    Voting Rights
      -----------------     -----------      ----------------------        ------------  -------------
      A           813         1:4,259                 3,462,567                 4,259       3,462,567
      D           888         1:l,667                 1,480,296                 9,167       8,140,296
      F         1,240         1:2,000                 2,480,000                 2,000       2,480,000
      G        10,000         1:8,000                80,000,000                32,000     320,000,000
                                             ----------------------                      -------------
                                                     87,422,863                           334,082,863
                                             ----------------------                      -------------


July 31, 2001
                                                                           Voting Right    Preferred
       Preferred Shares     Conversion            Common Shares              Ratio of     Equivalent
         Outstanding           Ratio         Issuable on Conversion         Preferred    Voting Rights
      -----------------     -----------      ----------------------        ------------  -------------
      A         1,189         1:3,721                 4,424,269                 3,721       4,424,269
      B            45         1:3,721                   167,445                 6,000         270,000
      D        12,000         1:1,667                20,000,000                 9,167     110,004,000
      E           600         1:1,667                 1,000,000                 1,667       1,000,000
      F         1,240         1:2,000                 2,480,000                 2,000       2,480,000
                                             ----------------------                      -------------
                                                     28,071,714                           118,178,269
                                             ----------------------                      -------------


The Series A and B preferred provide that each share is entitled to an additional conversion share to common stock based on a formula that reflects increased market value of the common stock when the common shares have a market price in excess of $2 but not greater than $12 per share.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               July 31, 2002 DRAFT


NOTE 7 - PREFERRED STOCK (continued)

Conversion to Common Shares (continued)
Preferred Series A, B, and C stock have a basic conversion rate of 1,000 shares of common stock for every share of preferred stock. The conversion ratio to common for Series A and B preferred stock is adjusted upwards depending on any future issue of common shares at below $1.65 per share. The conversion rates for Series A and B preferred stock were 1:4,259 and 1:3,721 preferred to common as of July 31, 2002 and 2001, respectively. Preferred Series D and E have a basic conversion rate of 1,667 shares of common stock for every share of preferred stock. Preferred Series F have a basic conversion rate of 2,000 shares of common stock for every share of preferred stock. Preferred Series G have a basic conversion rate of 8,000 shares of common stock for every share of preferred stock.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               July 31, 2002 DRAFT


NOTE 8 - NOTES PAYABLE

Current notes payable at July 31, 2002 and 2001 consisted of the following:

Creditor and Conditions                                       2002                  2001
                                                           --------------------------------
Note  payable to GMAC,  interest at 13.99%,
secured by 2000  Plymouth  Voyager,
payable in monthly installments
of $452.07 through April 28, 2006                           $  9,130             $ 17,767

Bruce Butcher, unsecured, interest at
8%, convertible to one share of common
stock per $0.80 of debt, due on
September 1, 2001                                             75,000               75,000

Joe Wozniak, unsecured, interest at 8%,
convertible to one share of common stock
per $0.80 of debt, due on demand.
See Note 11.                                                  80,000               80,000

Keely Smith, secured by product
inventory of subsidiary, interest at
24%, due on September 25, 1998. Delinquent                    60,000               60,000

Roy Schneiderman, unsecured, interest at
8%, due on March 15, 2000.                                      --                237,000

Total notes payable                                          224,130              469,767

Less current portion                                         218,479              455,135

Net long-term debt                                          $  5,651             $ 14,632


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Officer's Salary
The Company has a compensation agreement to pay its CEO a salary of $20,000 per month. During the years ended July 31, 2002 and 2001, the Company's CEO forgave $60,000 and $499,968 of accrued compensation, respectively, which were recorded as capital contributions. See Note 4.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               July 31, 2002 DRAFT


NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Office Lease
------------
The Company maintains its administrative offices in Ketchum, Idaho under a lease which expires in November 2002 and is personally guaranteed by the Company's CEO. Lease payments for the years ended July 31, 2002 and 2001 totaled $70,903 and $96,880 respectively. The Company plans to renew the lease for one year on a reduced level in the amount of $3,906 per month.

Equipment Leases
----------------
The Company leases two autos with monthly lease payments, which total $1,130. The leases on the automobiles are for five years and are set to expire in May 2003.

Distribution Agreements
-----------------------
The Company has several agreements with distributors for the selling of product with no ongoing commitment on the part of either party.

Merchant Service Agreement
--------------------------
The Company has an ongoing month-to-month merchant service agreement with Yahoo! Store for internet sales of its products. The agreement calls for a hosting fee in the amount of $50 per month, a monthly insertion fee in the amount of $0.10 for every product available from the Merchant's Store, a monthly transaction fee equal to 0.5% of total revenue and a monthly revenue share fee equal to 3.5% of network revenue. At July 31, 2002, there were no amounts owed under this agreement.

Litigation
----------
Certain vendors of the Company are pursuing legal action for payment of overdue amounts. The Company is working to resolve these issues. In management's opinion, all reasonable amounts relating to these past due and disputed liabilities have been accrued in the accompanying financial statements.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               July 31, 2002 DRAFT


NOTE 10 - CONCENTRATIONS

During the year ended July 31, 2002, 63% of the Company's revenues were derived from sales to one customer, a national supermarket chain.

NOTE 11 - SUBSEQUENT EVENTS

Stock Symbol Change
The symbol changed from AVBC to AQVB on September 3, 2002.

Reverse Stock Split
On September 3, 2002, the Company's common stock reverse split 1:20.

                                       19



NOTE 11 - SUBSEQUENT EVENTS (continued)

Conversion of Note Payable
In September 2002, an $80,000 note payable together with accrued interest in the amount of $16,000 was converted to 1,920,000 shares of common stock in the Company. See Note 8.

Common Stock Issuance
A disputed liability was settled in September 2002 by the Company's issuance of 150,000 shares of common stock to a vendor. The fair value of this issuance has been estimated at $36,000, and is accrued in the accompanying financial statements under settlements payable.

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

Aqua Vie Beverage Corp.
(Registrant)

Date 11-13-01   By /s/ Thomas J. Gillespie
     --------      --------------------------
                     Thomas J. Gillespie, CEO and President

Signature                           Title                            Date
/s/ Thomas J. Gillespie                                              11-13-01
-----------------------             ------------------------         --------
    Thomas J. Gillespie                 CEO, President, Director


                                       21

                                 CERTIFICATIONS

I, Thomas Gillespie certify that:

1. I have reviewed this annual report on Form 10-KSB of Aqua Vie Beverage Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2002