Form 10KSB/A
period 2002-07-31
AQUA VIE BEVERAGE CORP
filed 2002-12-03
CIK 1068104

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

BARHILL EXCHANGE: Pursuant to an agreement and plan of merger dated August 31, 1999 between Barhill Acquisition Corporation (Barhill), a Delaware corporation, and Aqua Vie Beverage Corporation, all outstanding shares of common stock of Barhill were exchanged for 250,000 shares of common stock of Aqua Vie in a transaction in which Aqua Vie was the surviving company. Barhill had no assets, liabilities, or history of operations. This transaction is more fully described in Form 8-K filed August 31, 1999.


BUSINESS OF ISSUER:

PRODUCTS: Aqua Vie Beverage Corporation is a development-stage company that develops, manufactures, and markets all-natural beverages. The Company has developed a category of beverages called "water beverages", that includes Hydrators(TM), a line of spring water beverages that encourages personal hydration, "Eau Vin"(TM) a line of non-alcoholic wines and champagne made from spring water, and PurePlay(TM) a line of spring water beverages for children. Of these, seven flavors are currently in production for its Hydrator line.

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

Aqua Vie has designed all facets of the retail packaging systems for its product lines to accommodate high-speed production in bottling facilities in the U. S. as well as Europe. Aqua Vie is believed to be the first company to introduce the use of a poly-shrink, full-body label on a PET plastic bottle, and in doing so created a system that can be applied by readily available commercial labelers onto a consumer-acceptable, generic PET bottle. Production has been in cases of 24 bottles, but acquisition of new bottling machinery is intended to permit production of 12 bottle cases as well. The smaller cases are required for certain new markets the Company is presently shipping new product too.


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

DISTRIBUTION OF THE PRODUCT: The Company utilizes sales and marketing consultants, and food brokers in its target markets that focus their efforts on a pre-determined network of chain retail grocery such as Safeway supermarkets and Shaws Markets that have well defined all-natural departments within their stores (frequently called store-within-a-store). Independent distributors who sell to, and service stores within the all-natural food industry, distribute the product at store level. Aqua Vie offers information about its products and a product purchasing and a subscription service on its Internet site.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Aqua Vie leases approximately 2,828 square feet of office space in Ketchum,Idaho for its corporate headquarters. The lease runs until November 30, 2002. Lease payments for the past year totaled $37,896.00. The renewal lease is expected to be approximately $3,906.00 per month. The company maintains three automobile loans, outsources all production costs for its beverage products, and ships finished goods from the packer to independent distribution warehouses servicing accounts in 17 states.


ITEM 3. LEGAL PROCEEDINGS.

There are a number of routine litigations involving claims against the company for past-due accounts payable, which are considered normal for a company at this stage of development and not of any consequence in the opinion of the registrant.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted two Information Statements with respect to consent actions proposed to be taken during the last quarter of the fiscal year. Consent actions do not require a vote of the shareholders aside from the consent of the majority shareholders under Delaware law. One consent action referred to an increase in authorized capital, the other to authorization to amend the Articles of Incorporation to combine common shares. Both actions were undertaken subsequent to the end of the fiscal year by filing the appropriate amendments with the State of Delaware. The increase in capital was taken as proposed in the Information Statement. The combination selected was 20 common shares to one common share. Please see the SEC web site, www.sec.gov for the Company definitive information statement filings on this topic, and the shareholders, which may have voted therefore.

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




There is one class of common stock and approximately 600 shareholders plus an estimated 8,500 beneficial. No dividends have been declared and none are planned.

(b) Sales of Unregistered Securities:

Year Ending July 31, 2000:

During the fiscal year ending July 31, 2000 the Company issued unregistered securities as follows:

In September 1999 under Rule 701, to a group of 7 employees, consultants and for professional services, the Company issued a total of 896,500 shares of common stock valued at $268,950. Also in that month the Company issued 250,000 shares as part of the merger transaction with the Barhill Company, no value was assigned. During the fiscal year accredited investor E. Hamlin was issued a total of 1,261,000 for various cash investments totaling at least $125,000 and consulting services; accredited investor R. Schneiderman received 1,115,000 shares for various cash investments totaling at least $70,000 and for consulting services. Also during the fiscal year another 12 accredited investors for services and cash totaling $148,960 received 1,042,400 shares. The President of the Company in July 2000 received 300,000 shares for services valued at $20,000. The Company issued 200 shares of Series C preferred to an accredited investor for the investment of $100,000 that preferred was convertible into 200,000 shares of the Company. The five holders of Series A preferred stock converted during the year portion of their preferred holdings for 2,580,851 shares and the holder of the Series B preferred stock converted a portion of its holding for 644,000 shares. The company relied on regulation D for the above transactions.


Year Ending July 31, 2001:


During the fiscal year ending July 31, 2001 the Company issued unregistered securities as follows: The President of the Company received 300,000 shares of common for services; in August and October a product broker received a total of 150,000 shares as part of his broker agreement with the Company; in April 2001 two individuals received 230,000 shares as settlement for pre-incorporation assistance; in May an advertising agency received 1,500,000 shares and accredited investor R. Schneiderman received 500,000 shares in July 2001 for consulting services the total value received was $321,600. Accredited investor
R. Schneiderman received 850,000 shares in October for conversion of debt owed to him in the amount of $340,850. The five holders of Series A preferred stock converted during the year a portion of their preferred holdings for 4,614,123 shares of common and the holder of the Series B preferred stock converted a portion of its holding for 16,442,642. In February 2001, the holder of the Series C preferred converted its share position for 200,000 shares of common. In November 2000 the Company issued to the Brace Trust, holders of the Series B preferred, 12,000 Series D preferred for the investment of $1,200,000 which preferred carried certain provision including a conversion rate adjustment dependent upon future common stock issuances below a certain value and a increase conversion based on market success of the Company and 600 Series E preferred to a former employee for the investment of $60,000 which preferred could be converted for 1,000,000 shares of the common stock of the Company. In July 2001 the Company issued 1,240 shares of the Series F preferred for the investment of $124,000 that could be converted into 2,480,000 shares of the common stock of the Company. The company relied on regulation D for the above transactions.

Year Ending July 31, 2002:


During the fiscal year ending July 31, 2002 the Company issued unregistered securities as follows: Accredited investors E. Hamlin and R. Schneiderman received in January and April a total of 5,300,000 for conversion of debt owed in the amount of $237,000 plus interest. In August and September 2001 three individuals received a total of 425,000 shares for services, one individual received 20,000 shares as settlement for pre-incorporation assistance and an employee was issued 25,000 shares for services the total value for these 470,000 shares was $11,750. Also during the year three individuals were issued a total of 240,000 shares for a prior existing claim and to settle their lawsuit. During the year the four holders of Series A preferred stock converted a portion of their preferred holdings for 1,601,611 shares of common and the holder of the Series B converted its remaining portion of its holding for 191,236 shares. In May and June the holder of the Series E preferred converted their position for 1,000,000 shares of the common stock of the Company. In July 2002 the Company issued to the President the Series G preferred as part of the transaction where he forgave a total of $800,000 in past debt and accrued compensation owed to him by the Company. The Series G preferred is, initially convertible into 80,000,000 shares of the company and the terms of this preferred include certain provisions including a conversion rate adjustment dependent upon future common stock issuances below a certain value and an increase conversion based on market success of the company and in addition a super voting position of 320,000,000 common shares based on the maximum allowable conversion of this series of preferred based on certain market increase in stock price. The company relied on regulation D for the above transactions.



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


During the second half of fiscal 2002, the Company has continued to develop a unique sales niche within all-natural divisions of major retail grocery chains shipping products to over 500 grocery chain stores with "all-natural stores within stores" in 17 states, and is additionally entering the all-natural health food retail markets (health food stores), being distributed by the two largest all-natural food distributors in the U. S.

The Company has further accelerated the development of two new lines of water beverages; a line of flavored water beverages for children called PurePlay, and a line of non-alcoholic wines made from spring water called Eau Vin, both are expected to be available at retail in late calendar 2003.


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

Aqua Vie continues to offer information about its products and a subscription service on its Internet site. Aqua Vie's revenue from Internet sales remains a small portion of current revenue but it is projected to be an important part of future revenue. Management intends to expand and develop marketing of Aqua Vie beverages through the Internet.

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


Investigation of the quality assurance issues, which was ongoing during the fiscal year ended July 31, 2001, led to a new agreement with the co-packer. In fiscal year 2002, the Company obtained the services of parties that had been directly involved in the Hydrator product design and development, including the quality assurance standards, protocols and procedures.


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

The Company is currently engaged in seeking new sources of inventory and general working capital financing in the approximate amount of $2.2 million to support the sales which it believes it can effect in 2003 in the outlets in which it has had product presence. The market for finance for developing companies has been difficult in the past two years, but management believes that climate has now begun to show some improvement and is cautiously optimistic about additional financing possibilities.

In the year ended July 31, 2002, the Company's principal sources of incoming cash were $253,895 from the sale of common stock and $176,977 from the collection of a stock receivable. In the same year, the Company issued common stock in the aggregate amount of $793,410 to pay for services and retire debt.

In fiscal 2002 the Company realized net cash of $418,891 in financing activities compared with $1,368,473.00 in 2001. This reflected the extremely difficult capital markets in 2002. As previously discussed this was a major factor in Management's decision to maintain a "hold fast" sales strategy to maintain market presence with minimum capital expenditure in 2002. Please see the statement of Cash Flows for additional information.

In the year ended July 31, 2001, Aqua Vie sold stock for $1,207,023 in cash, decreased borrowing by $340,000 through the conversion of a loan into common stock of the company, and recognized the forgiveness of debt and accrued payroll owed to an officer by the company in the amount of $676,409.



RESULTS OF  OPERATIONS:


General and administrative, legal and accounting expenses were $1,776,298 in 2002 compared to $2,299,803 in 2001. All operating expense categories decereased on a year- to-year basis except depreciation and amortization.

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


                          AQUA VIE BEVERAGE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                          Years Ended July 31,
                                                                                   -----------------------------------
                                                                                        2002               2001
                                                                                   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                     $(1,829,675)           $(2,247,420)
      Adjustments to reconcile net loss to net cash
          used by operating activities:
               Bad debts                                                                  --                   92,175
               Depreciation and amortization                                           149,111                100,427
               Common stock issued for interest                                         39,027                    850
               Common stock issued for services                                        522,383                646,118
               Common stock issued for settlement                                        1,200                   --
               Preferred stock issued for waiver from officer                          280,000                   --
               Compensation of officer as additional paid-in capital                    60,000                240,000
               Expenses paid by the issuance of note payable                              --                  128,520
      Changes in assets and liabilities:
               Accounts receivable                                                      76,305                (57,538)
               Inventory                                                                35,366                 94,418
               Prepaid expenses                                                         17,697                 69,042
               Accounts payable                                                         12,010                207,691
               Settlements payable                                                      26,000                 10,000
               Accrued expenses                                                        (13,620)              (403,463)
               Accrued compensation                                                    180,000                   --
                                                                                   -----------            -----------
          Net cash used by operating activities                                       (444,196)            (1,119,180)
                                                                                   -----------            -----------

CASH USED BY INVESTING ACTIVITIES:
      Refund of intangible assets                                                       57,088               (207,540)
      Purchase of intangible assets                                                    (33,212)                  --
      Purchases of equipment                                                              --                  (49,272)
                                                                                   -----------            -----------
          Net cash provided (used) by investing activities                              23,876               (256,812)
                                                                                   -----------            -----------

CASH PROVIDED BY FINANCING ACTIVITIES
      Sale of common stock                                                             253,895                   --
      Sale of preferred stock, Series C, D, E and F                                       --                1,207,023
      Payments on notes payable                                                         (8,981)                  (595)
      Receipts from stock subscription                                                 176,977                   --
      Bank overdraft                                                                   (36,024)                52,412
      Loans - related parties                                                           33,024                109,633
                                                                                   -----------            -----------
          Net cash provided by financing activities                                    418,891              1,368,473
                                                                                   -----------            -----------

INCREASE (DECREASE) IN CASH                                                             (1,429)                (7,519)

BEGINNING BALANCE                                                                        3,608                 11,127
                                                                                   -----------            -----------

ENDING BALANCE                                                                     $     2,179            $     3,608
                                                                                   ===========            ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Income taxes paid                                                            $      --              $      --
      Interest paid                                                                $      --              $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of common stock for debt                                            $   276,027            $   340,850
      Issuance of common stock for services                                        $   522,383            $   646,118
      Issuance of common stock for settlement                                      $     1,200            $      --
      Issuance of preferred stock for waiver from officer                          $   280,000            $      --
      Forgiveness of debt and accrued payroll by officer                           $    60,000            $   796,408

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


July 31, 2002
                                                                           Voting Right    Preferred
       Preferred Shares     Conversion            Common Shares              Ratio of     Equivalent
         Outstanding           Ratio         Issuable on Conversion         Preferred    Voting Rights
      -----------------     -----------      ----------------------        ------------  -------------
      A           813         1:8,158                 6,632,454                 8,158       6,632,454
      D           888         1:l,667                 1,480,296                 9,167       8,140,296
      F         1,240         1:2,000                 2,480,000                 2,000       2,480,000
      G        10,000         1:8,000                80,000,000                32,000     320,000,000
                                             ----------------------                      -------------
                                                     90,592,750                           337,252,750
                                             ----------------------                      -------------


July 31, 2001
                                                                           Voting Right    Preferred
       Preferred Shares     Conversion            Common Shares              Ratio of     Equivalent
         Outstanding           Ratio         Issuable on Conversion         Preferred    Voting Rights
      -----------------     -----------      ----------------------        ------------  -------------
      A         1,189         1:3,721                 4,424,269                 3,721       4,424,269
      B            45         1:3,721                   167,445                 6,000         270,000
      D        12,000         1:1,667                20,000,000                 9,167     110,004,000
      E           600         1:1,667                 1,000,000                 1,667       1,000,000
      F         1,240         1:2,000                 2,480,000                 2,000       2,480,000
                                             ----------------------                      -------------
                                                     28,071,714                           118,178,269
                                             ----------------------                      -------------


The Series B preferred provide that each share is entitled to an additional conversion share to common stock based on a formula that reflects increased market value of the common stock when the common shares have a market price in excess of $2 but not greater than $12 per share.

                          AQUA VIE BEVERAGE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                  July 31, 2002


NOTE 7 - PREFERRED STOCK (continued)

Conversion to Common Shares (continued)
Preferred Series A, B, and C stock have a basic conversion rate of 1,000 shares of common stock for every share of preferred stock. The conversion ratio to common for Series A and B preferred stock is adjusted upwards depending on any future issue of common shares at below $1.65 per share. The conversion rates for Series A and B preferred stock were 1:8,158 and 1:3,721 preferred to common as of July 31, 2002 and 2001, respectively. Preferred Series D and E have a basic conversion rate of 1,667 shares of common stock for every share of preferred stock. Preferred Series F have a basic conversion rate of 2,000 shares of common stock for every share of preferred stock. Preferred Series G have a basic conversion rate of 8,000 shares of common stock for every share of preferred stock.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                       Age             Position
----                       ---               ------
Thomas Gillespie           55            President,Director

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

(b) Section 16 Compliance

Based solely on a review of Forms 3, 4, 5 and amendments thereto furnished to the registrant during its most recent fiscal year, and Forms 5 furnished to the registrant for the most recent fiscal year, the following are believed to have been non-timely reports by a Section 16 reporting person:

     (1) Thomas Gillespie, as CEO, all Forms reflecting initial status as beneficial holder (due to executive officer status and voting rights as to Series B and D preferred shares) acquisitions of common shares under S-8, 300,000 shares in fiscal 2000 and 300,000 shares in fiscal 2001, and dispositions of approximately 150,000 of said shares, acquisition in 1999 of 700,0000 common shares under Rule 701 and dispositions thereof more than two years prior hereto, and the recent acquisition of 10,000 Series G preferred shares, which are convertible into common shares at his election in June 2003, or sooner with the consent of the Company (note that as he is sole director, he could determine that consent if the request was made when that status exists); Mr. Gillespie's status as Series G holder was disclosed shortly after issuance in the Definitive Information Statements sent to shareholders in June, 2002, and the previous share issuances in Form 10-KSB filings made by the Company. He is preparing a Form 5 reflecting transactions over the past two years to be filed contemporaneous with this Amended filing.

     (2) Other Forms 3,4,5 have not been submitted to the Company, and as shares are often held in street name, it is not readily known if other persons may be untimely in filings. It is believe that the Estate of Doctor Edwin Hamlin may have been a 10% holder (beneficial) of common shares during either the last quarter of fiscal 2002 or in the current quarter.

ITEM 10. EXECUTIVE COMPENSATION

The company has a compensation arrangement to pay its CEO, Mr. Gillespie, a salary of $20,000 per month. This has generally been accrued. During the years ended July 31, 2002 and 2001, he forgave $60,000 and $499,968 in accrued compensation, and $120,000 in current accrued compensation. At July 31, 2000 and 2001, the company owed its CEO $95,121, and $128,520 in demand notes not carrying interest. These related to previous compensation accruals. During the year ended July 31, 2001, he forgave $176,440 of the previously accrued obligation. These various transactions were recorded as capital contributions. The various forgiveness transactions were initially recorded as expenses or in the profit and loss statement, and were changed to be recorded as capital transactions due to changes in the accounting treatment called to the attention of Management in the last quarter of the fiscal year. As an inducement to the CEO to waive his right to withdraw the forgiveness in light of the changed treatment, in June 2002, he was offered and accepted 10,000 shares of restricted Series G preferred stock valued at $280,000. Said shares were convertible to 80,000,000 common shares and had voting right equivalents of 320,000,000 common shares. Conversion right is June 2003, but could be waived by the company, which is dominated by this shareholder. At the time of issuance the common stock was trading approximately from $.021 to $.003 during the quarter in which it was issued, and from $.06 to $.096 in the prior quarter. If the preferred shares had been immediately converted when issued to 80,000,000 common shares, and had said shares been available for sale (under S-8 or similar registration) and the CEO had been able to sell all of said shares at market, said shares would have had a value of from $1,680,000 to $240,000. The value of said shares is an indirect form of compensation. In addition, said shares have adjustment features to reflect market changes of the stock and dilutive issuances of common stock or common stock equivalents as more fully set out in the Definitive Information Statements of the Company sent to shareholders in June 2002. A copy of the designation is included as an exhibit. This may also be viewed as indirect compensation, but a valuation has not been separately placed on this benefit as of year end. The effective value will depend on the amount the conversion rate may be adjusted upward from time to time.

Mr. Gillespie was granted 700,000 restricted shares pursuant to Rule 701, as a benefit for minimal consideration, in August 1999. Mr. Gillespie was granted 300,000 shares in fiscal 2000 and 300,000 shares in fiscal 2001 as a benefit for minimal consideration pursuant to Form S-8.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


(a) Security Ownership of certain beneficial Owners

Title of class                        Name and address of beneficial owner                Percent of class
Amount of class

Common Stock                            Thomas J. Gillespie,                                     1.11%
1,833,829                               333 S Main St #204,
                                        Ketchum, ID 83340


14,500,000 est.                         Estate of Dr. Edwin Hamlin                              13.6% est.
                                        1591 Gold Hills Drive
                                        Redding CA 96003

Series A Preferred                      Bruce Butcher,                                          57.65%
469                                     1001 4th Ave Plaza Bldg #3827
                                        Seattle, WA 98154


344                                     Joseph J. Wozniak,                                      42.35%
                                        15404 20th SW,
                                        Burien, WA 98166

Series D Preferred                                                                             100%
888                                     Brace Foundation
                                        Al  Kossler,  Ketchum, Id. 83340 (Trustee)
                                        Thomas J. Gillespie, (Voting Power Only)
                                        Ketchum, ID 83340


Series F Preferred                      Joseph J. Wozniak,                                     100%
1,240                                   15404 20th SW,
                                        Burien, WA 98166


Series G Preferred                      Thomas J Gillespie                                     100%
10,000                                  333 So. Main,
                                        Ketchum, Id 83340


Series H Preferred                      Estate of Dr. Edwin Hamlin                             100%.
 125                                    1591 Gold Hills Drive
                                        Redding CA 96003



----------------------------------------------------------------------------------------------------------------------


(1) All shares are owned Directly except Dr. Hamlin common shares in part see below. Shares do not reflect the 20-1 stock combination.

(2) Common stock of Mr. Gillespie does not include Series G preferred voting rights, or beneficial ownership arising from conversion of Series D Preferred Shares, which were convertible to 1,480,000 common shares at July 31, 2002 (about 1%), and which vote on a weighted basis as if converted to common (see below, and does not reflect any conversion thereto). Had such conversion been elected he would have had the voting rights thereon. Of said common shares listed, approximately 1,333,000 are not subject to his immediate disposition, being held in an escrow account that is subject to a dispute several years ago. Mr. Gillespie is not reflected as a common shareholder respecting the beneficial interest he has thereof resulting from conversion rights of Series G Preferred, or conversion rights of the Brace Trust, see Note 5, below. Series G preferred is not convertible by its terms until June, 2003; however, it should be noted that as long he is sole Director he could waive or accelerate conversion should he so desire, although he would then lose the weighted voting rights and floating conversion rights that attend those shares .See the notes under (b) for a detailed explanation of said conversion rights, and also the attached designation of rights of Series G, attached as an exhibit to this report.

(3) Dr. Hamlin's estate ownership is based on 12,500,000 beneficial ownership shares due for financial accommodations for production loans, as yet un-issued and which were to be convertible at request from the Series H Preferred shares and which may be in dispute due to Dr. Hamlin's recent death and inability to complete the production financing program; the additional estimated 2,000,000 shares are based on previous ownership and are believed held in street name which is the basis for the estimated amount. Dr Hamlin had been a long-time shareholder of the company at the time of his death and had a close personal relationship with Management at Lyons Magnus, the contract packer for the Company located in Fresno, CA. that he used to benefit the Company. H shares have an anti-dilution provision similar to the Series A shares.

(4) Series A preferred is convertible into common at a rate of approximately 10,000 to one preferred shares; it is not believed that as of July 31, 2002 or currently said shares plus other shares held by the holders thereof would permit either of the holders to convert to 5% or more of the common shares. Series A preferred votes as if converted to common. As of year end, Series A preferred holders in the aggregate had conversion rights to common at 8,158 to one, for a total conversion right of 6,632,454 common, and voting rights as to common equivalent thereto. Note that said shares contain anti-dilution features reflecting the original preference, and have increased from 1000 shares conversion at inception to approximately 10,000 shares now.

(5) The Series D Preferred held by the Brace Foundation had voting rights as to common equivalent to 8,140,296 common shares; said shares also have anti-dilution features similar to the Series A shares. Thomas J Gillespie, his father, his wife, and his four children are named beneficiaries of the Brace Trust, and have undivided interests therein except for his father, who has a 30% defined interest. Mr. Gillespie has voting rights of the Trust shares by irrevocable proxy issued at the inception of the Trust. The Brace Trust was established in 1998 by a donation of shares acquired by funds provided by Mr. Gillespie's father in order to resolve the earlier bankruptcy of Beva corporation, a predecessor to the Company. The Trustee of said Trust is not related to any beneficiary.

(6) The Series F Preferred held by the Mr. Wozniak had voting rights as to common equivalent to 2,480,000 common shares.

(7) The Series G Preferred held by Mr. Gillespie at year-end had weighted voting rights as to common equivalent to 320,000,000 common shares, please see below., and conversion rights (as of June 2003) to 80,000,000 common shares, with a weight voting ratio of 32,000 to one.

(8) A proposal is being developed and is expected to be implemented shortly hereafter whereby the Company will offer to current Series A and F holders the opportunity to convert at no additional consideration into a new Series I of Preferred Shares. The result, if accepted, would be to re-adjust the ownership of the new series to a higher percentage for Mr. Wozniak than currently, as he would be converting Series F as well as A. The new Preferred is proposed to eliminate the anti-dilution provisions and substantially reduce the preferences of existing Series A and F, but will have substantially enhanced conversion rights to common, not to exceed total holdings of a holder at any time of more than 4.9% of common ("Conversion Cap"); when implemented, the voting rights as to common of said holders would be greater as to common shares than above-stated.

(9) Mr. Wozniak and Mr. Butcher at the end of the fiscal year had convertible promissory notes for fees that were executed March 1, 2000, and due September 1, 2001 for approximately $96,000 and $90,000 respectively, including interest. Mr. Butcher has other amounts due that had accrued over a three-year period for fees and expenses of approximately $165,000 and Mr. Wozniak has other amounts due that had accrued over a three year-period for consulting services and expenses of approximately $56,000. The promissory unsecured notes were originally convertible by the holders at a sliding rate based on market of from $.80 to $3.00 share. The notes were convertible to common shares, but would have been convertible to less than 5% of the shares outstanding. Said Notes had no voting rights unless converted. The company settled the Note obligation of Mr. Wozniak subsequent to fiscal year end by exchanging common shares ("Settlement Shares") for said Note at $.05/share (market when this program was instituted was $.07/share), a total of 1,920,000 shares. The shares were issued in tranches and from time to time Mr. Wozniak is believed to have had more than 5% of the common shares directly or beneficially and had an estimated 7.45% of the common shares as of October 31, 2002; he has sold or transferred most of the Settlement Shares to unaffiliated persons as of the date of filing this report. The Company also commenced a program, still ongoing , whereby it has exchanged 50,000 common shares at a time at market for a planned complete reduction in the obligations due Mr. Butcher; he has received to date 200,000 shares, all of which were sold as received, and the obligations thereto were reduced by approximately $60,000; at no time during the fiscal year or to date had Mr. Butcher been known to hold more than 5% of the common shares, directly or beneficially. Shares issued to these holders were issued subsequent to the 20-1 combination during which time the common capitalization had been reduced from approximately 106,000,000 shares at year end to approximately 7,500,000 shares at this time.

(10) Please see Note 7 to the Financial statements for a discussion as to preferred shares preferences and rights including conversion rights, and voting rights. Please see the prior 10-ksb filings for copies of the various Designations of Preferred Shares A-H included as Exhibits for complete descriptions of features. Descriptions included are only summaries and are not intended to be complete or inclusive.



(b)      Security Ownership of Management


Title of class                        Name and address of beneficial owner                   Percent of class

Common Stock                                Thomas J.Gillespie,                                  1.11%
                                            333 S Main St #204,
Series G Preferred                          Ketchum, ID 83340                                  100.00%

Series D Preferred                          Thomas J. Gillespie, (Voting Power Only)           100.00%
                                            333 S Main St #204,
                                            Ketchum, ID 83340

                          ----------------------------
Common Stock                                Directors and Officers                               1.11%
Series D Preferred                          As a Group                                         100.00%
Series G Preferred                                                                             100.00%

--------------------------------------------------------------------------------

(1)        There is one Director/Executive Officer.

(2)        See Notes 1,2 5, 7 above as to Mr. Gillespie

(3) Series G has a non-cumulative preference of 10% of cash dividends up to a maximum of $80.00/share, and an $80/share preference in liquidation and merger and other such events. Voting rights are 32,000 to one relative to common, and subject to adjustment upward if the conversion rate to common is adjusted upward. Conversion at the option of the holder occurs in June, 2003 and there are several automatic conversion events at the election of the Company. The conversion rate at issuance was 8,000 shares of common for each share of preferred; the conversion rate is adjusted in the case of splits and combinations, and to reflect reclassifications, exchanges, substitution, reorganization, mergers and consolidations. The Series G shares conversion rate contains an incentive feature for Management and is adjusted upward in the case of "market success" from (pre-combination) in 5% increments commencing at $.04 pre-combination to $2.40 pre-combination. Reflecting the 20-1 combination, the adjustment would be applicable at a market price of $.80/share. Said shares also have an anti-dilution feature for below-market performance and issuances as follows:

              (i)"The conversion rate shall be proportionately adjusted upward from time to time, in addition to the adjustments made by any adjustment provisions stated in this Designation for below-market issuance and performance relative to the adjustments provided in
              (1)(a)(b) hereunder and $.02.share, the average market price of traded common shares immediately prior hereto. Accordingly, the amount of shares in to which these shares may be converted by the holder hereon shall proportionately increase under the following conditions:

                   (a) In the event of an issuance of common shares or shares convertible into common shares (common share equivalents) to any person not in the immediately family of the Holder hereof, or an entity affiliated therewith for a consideration of $. 02/common share (adjusted for splits and combinations) or less (or equivalent in the event of an issuance of instruments convertible into, measured by or otherwise tied in to common shares), for a transaction where the consideration is valued at $200,000 or more; or if

                   (b) The average closing price for the 20 days trading period of the common shares prior to the date that the conversion rate is determined is a price less than $.02/common share (adjusted for splits and combination) ;

              (ii) In no event shall the conversion rate be less than 8,000 common shares for one preferred share (adjusted for splits and combination). In the event however that there shall have been either an issuance subject to (a) above, or a closing price subject to (b) above, then whichever circumstance provides the proportionately greater conversion rate shall be applied to determine what the conversion rate may be at a particular time and from time to time, whenever, to determine voting rights or conversion rights, it shall be considered necessary by the Holder hereof to calculate conversion rights. The proportional increase shall be a multiple defined by the fraction whose numerator is $.02/share, and whose denominator is price calculated per share under section (1)(a)(b) above. {For example, if at a particular date, the conversion rate is sought to be determined under this Subparagraph (c), there has been a transaction under (i)(a) for a common share equivalent price of $.01/share, the conversion rate under this paragraph would be two times the 8,000 provided elsewhere; if $.015, then 1.5 times the 8,000 times, and so forth. In like fashion, if the market price under (i)(b) were $.01/share (as adjusted), for the 20 day period prior to the date the conversion rate is sought to be determined, the conversion rate would be two times 8,000; if the market price was $.015, then the conversion rate would be 1.5 time 8,000 and so on. As an example of an adjustment, if there were a 10 for 1 combination of common shares with respect to outstanding common shares, then the prices at which this adjustment would occur would be 10 times, or $.10/share (or share equivalent) under (i)(a) or (i)(b) above. If on the other hand there were a split over all outstanding common shares or 10 to 1, then the adjustment prices under (a) and (b) would begin at $.002/shares or share equivalent.

              (iii) The adjustments provided hereunder shall be in addition to any adjustments provided elsewhere in this Designation, and shall be calculated at the option of the Holder at any time and from time to time he may determine for any purpose.

              (iv) Adjustment provided under this subparagraph shall always be calculated to provide the maximum conversion rate which would arise hereunder."

              Said common shares also have registration rights if converted by the Company or at the request of a majority of the holders by a "piggyback registration" or under S-8 as appropriate. Please see the Designation included in the Exhibits for a complete description.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Please see Note 3 to the financial Statements.

The CEO of the Company in the fiscal year forgave approximately $600,000 in accrued wages and $200,000 in previously accrued debt, and was subsequently awarded Series G preferred shares for not withdrawing this forgiveness after an accounting change. The 10,000 shares of Series G received were valued at $280,000, which was based on common conversion at the time of issuance and approximate market. Market has fluctuated considerably both before and since that time. The 80,000,000 common shares to which said preferred shares would have been convertible at issuance would be reduced by the 20-1 combination to 4,000,000 common shares, and would be subject to adjustment upward based on the conversion adjustments, see footnote 3 to the previous Item. The 4,000,000 common shares today would have an approximate market value of $1,200,000.

The CEO of the Company received for nominal consideration, as incentive shares, 700,000 shares in 1999 and 300,000 shares in 2000 and 300,000 shares in 2001.

The Company was loaned $71,000 by the Brace Foundation Trust during the fiscal year. Said loans were subsequently converted to common stock at market price in reliance on Regulation D. The company has received investments from Brace of approximately $97,000 at inception in 1998 for which the Series B shares were issued and for the investment of $1,200,000 in 2001 received the Series D shares.

During the year there were several transactions with Dr. Hamlin regarding production loans and other investments; this data is not currently available and will be provided in the Form 10-QSB which is due approximately 2 weeks after this amendment.

Please see footnote (a)(9) in Item 11 for a discussion of transactions regarding promissory notes held by Mssrs. Wozniak and Butcher.

Please see footnote (a)(8) in Item 11 for a discussion of a proposed exchange of Series A and F Preferred Shares and a new class of Preferred Shares.

Please see the footnotes to Item 11 (a),(b) generally for a discussion of various factors that may bear on this Item for a fuller explanation. Aside from Mr. Gillespie, who is a founder, and developed the products, labels and marketing of the Company products, the relationship of the various parties is as follows: The Brace Trust provided the funds to acquire the Beva Company from bankruptcy (predecessor of this Company) and associated formulas, labels, and other intangibles. Dr. Hamlin (a retired Medical Doctor) was shareholder of Beva and of the Company and a major investor, and made several loans or investments in the Company in recent years; he also had close connections to the packer for the Company and facilitated that relationship. Mr. Wozniak is a business consultant to the Company and was as to its predecessor and was a Director and Executive officer of the Company for a period after inception. Shares received by him or fees paid him were as compensation for services in those capacities. Mr. Butcher is a principal member of a law firm that has assisted the Company and accrued fees for services and or shares in connection with settlement thereof.



ITEM 13: FORM 10KSB  Exhibit  List:

4.1    Designation Series G                         Attached hereto
4.2    Amendment to Increase Authorized Capital     Attached hereto
4.3    Amendment to Combine Common Shares           Attached hereto
4.4    Designation Series H                         Attached hereto
99     Certificatin of Chief Financial
       Officer and Chief Executive Officer          Attached hereto

Please see the previous filings under Form 10-KSB for 1999, 2000, and 2001 , and the 8-K filed August 31, 1999 (as amended) for the articles of incorporation, bylaws, various designations of Preferred shares and other events which occurred in prior fiscal years, and the Definitive Information Statements filed in June, 2002 for a discussion of the proposed recapitalization amendments subsequently undertaken after fiscal year end and voting rights of Series G and other preferred shares. Said filings are incorporated by reference for this purpose only.


      [Remainder of page intentionally left blank. Signature page follows.]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aqua Vie Beverage Corp.
(Registrant)

Date 11-28-01   By /s/ Thomas Gillespie
     --------      ---------------------------------------
                       Thomas Gillespie, CEO and President

                                  CERTIFICATION

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



Signature                           Title                            Date
/s/ Thomas Gillespie                                              11-13-01
---------------------             ------------------------         --------
    Thomas Gillespie             CEO, President, Director


November 28, 2002