Form 10QSB
period 2002-10-31
AQUA VIE BEVERAGE CORP
filed 2002-12-19
CIK 1068104

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  FORM 10 QSB
                                  -----------

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                October 31, 2002

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from __________________
                                                   to   __________________


                         Commission File Number 0-24801

        Delaware                                         82-0506425
----------------------------                         -------------------
(State or other Jurisdiction                            (IRS Employer
    of incorporation)                                Identification No.)

                          AQUA VIE BEVERAGE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            P.O. Box 6759 333 South Main Street Ketchum, Idaho 83340
            --------------------------------------------------------
                    (Address of principal executive offices)

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

YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                            Outstanding at November 30, 2002
------------------------------               -------------------------------
Common Stock, Par value $0.001                          7,732,223

Item 1. Financial Statements:


                          AQUA VIE BEVERAGE CORPORATION
                                  Balance Sheet
                             As of October 31, 2002


                                                                       October 31,            July 31,
                                                                           2002                 2002
                                                                       (Unaudited)
                                                                     ----------------        --------------
ASSETS
      Current Assets
              Cash                                                   $         1,642         $       2,179
              Accounts Receivable                                             15,707                 6,471
              Inventory                                                      106,425               120,006
              Prepaid & Other Assets                                           6,737                 6,737
                                                                     ----------------        --------------
                   Total Current Assets                                      130,511               135,393
                                                                     ----------------        --------------
      Property & Equipment
          Equipment                                                          201,608               201,608
          Less Accumulated Depreciation                                     (170,432)             (150,222)
                                                                     ----------------        --------------
               Total Property and Equipment                                   31,176                51,386
                                                                     ----------------        --------------
      Other Assets
          Intangibles                                                        281,164               281,164
          Less Accumulated Amortization                                     (125,583)             (105,433)
               Total Other Assets                                            155,581               175,731
                                                                     ----------------        --------------
      Total Assets                                                   $       317,268         $     362,510
                                                                     ================        ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
      Current Liabilities
          Accounts Payable                                           $       378,854         $     374,322
          Bank Overdraft                                                      36,203                16,388
          Settlements Payable                                                 36,000                36,000
          Notes Payable - Current                                            417,824               218,422
          Accrued Expenses                                                    60,277                87,367
          Accrued Compensation, related party                                240,000               180,000
          Loan from related party                                             97,451               156,325
                                                                     ----------------        --------------
              Total Current Liabilities                                    1,266,609             1,068,824
                                                                     ----------------        --------------
          LONG-TERM DEBT
                  Notes payable - net of current portion                      10,047                10,928
                                                                     ----------------        --------------

          COMMITMENTS AND CONTINGENCIES                                         --                    --
                                                                     ----------------        --------------

          STOCKHOLDER'S DEFICIT
             Preferred stock, Series A, B, C, D, E and F, $0.001 par
                value, 1,001,000 shares authorized, 12886 and 12,941
                shares issued and outstanding, respectively                       13                    13
             Common stock, $0.001 par value, 120,000,000 shares
                authorized, 7,112,065 and 5,337,461 shares
                issued and outstanding, respectively                           7,112                 5,337
             Additional paid-in capital                                    7,172,407             7,008,584
             Subscriptions receivable                                           --                    --
             Accumulated deficit                                          (8,138,920)           (7,731,176)
                                                                     ----------------        --------------
                  Total Stockholders' Deficit                               (959,388)             (717,24@)
                                                                     ----------------        --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $       317,268         $     362,510
                                                                     ================        ==============

                   See notes to interim financial statements.

                          AQUA VIE BEVERAGE CORPORATION
                             Statement of Operations

                                                                                       Three Months Ended
                                                                                          October 31,
                                                                           ------------------------------------------
                                                                                    2002                  2001
                                                                           --------------------  --------------------
NET REVENUES                                                               $            26,420   $            46,858

COST OF GOODS SOLD                                                                      26,080                81,700
                                                                           --------------------  --------------------

GROSS PROFIT (LOSS)                                                                        340               (34,842)
                                                                           --------------------  --------------------

GENERAL AND ADMINISTRATIVE EXPENSES
      Depreciation and amortization                                                     40,359                18,590
      Officer's compensation                                                            60,000                60,000
      Promotion and advertising                                                        125,168                68,156
      Legal and accounting                                                              39,545                46,597
      Other general and administrative expenses                                         75,208               167,423
                                                                           --------------------  --------------------
           Total General and Administrative Expenses                                   340,280               360,766
                                                                           --------------------  --------------------

LOSS FROM OPERATIONS                                                                  (339,940)             (395,608)

OTHER EXPENSES
      Interest expense                                                                 (67,804)              (10,656)
                                                                           --------------------  --------------------

LOSS BEFORE TAXES                                                                     (407,744)             (406,264)

INCOME TAXES                                                                              --                    --
                                                                           --------------------  --------------------


NET LOSS                                                                   $          (407,744)  $          (406,264)
                                                                           ====================  ====================

NET LOSS PER COMMON SHARE
      BASIC AND DILUTED                                                    $             (0.07)  $             (0.13)
                                                                           ====================  ====================

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING, BASIC AND DILUTED                                          5,916,831             3,184,989
                                                                           ====================  ====================

                   See notes to interim financial statements.

                         AQUA VIE BEVERAGE CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                   Preferred Series A - H     Common Stock         Additional
                                  ---------------------- -----------------------
                                   Number                   Number                 Paid-in     Subscriptions Accumulated
                                   of Shares   Amount     of Shares    Amount      Capital      Receivable     Deficit        Total
                                  ---------  ----------- ------------ ---------- ------------- ------------- ------------  ---------
Balance, July 31, 2001              15,074  $       15    2,912,749  $   2,912  $  5,617,502  $ (176,977) $ (5,901,501) $  (458,049)

Issuance of common stock
    for cash at $0.81 per share          -           -      312,500        312       253,583           -            -       253,895

Issuance of common stock for
    services at an average of
    $0.68 per share                      -           -      769,667        770       521,613           -            -       522,383

Issuance of common stock
    for debt at $1.04 per share          -           -      265,000        265       275,762           -            -       276,027

Issuance of common stock for
    settlement at $0.10 per share        -           -       12,000         12         1,188           -            -         1,200

Conversion of preferred Series A
    to common stock                   (376)          -       80,080         80           (80)          -            -              -

Conversion of preferred Series B
    to common stock                    (45)          -        9,562         10           (10)          -            -              -

Conversion of preferred Series D
    to common stock                (11,112)        (11)     925,993        926          (915)          -            -              -

Conversion of preferred Series E
    to common stock                   (600)         (1)      50,000         50           (49)          -            -              -

Forgiveness of payroll by officer        -           -            -          -        60,000           -            -        60,000

Issuance of preferred Series G for
    waiver from officer             10,000          10            -          -       279,990           -            -       280,000

Payment of stock subscriptions
    receivable                           -           -            -          -             -     176,977            -       176,977

Net loss for the year ended
    July 31, 2002                        -           -            -          -             -           -    (1,829,675)  (1,829,675)
                                  --------- ----------- ------------ ---------- ------------- ----------- ------------  ------------
Balance, July 31, 2002              12,941          13    5,337,551      5,337     7,008,584           -    (7,731,176)    (717,242)

Conversion of preferred Series D
    to common stock                   (180)          -       15,000         15           (15)          -            -              -

Issuance of common stock at $0.05
    per share for debt conversion        -           -    1,699,500      1,700        83,275           -            -         84,975

Issuance of common stock at $0.30
    per share for settlement             -           -        4,000          4         1,196           -            -          1,200

Issuance of common stock for
    for fractional shares                -           -           14          -             -           -            -              -

Issuance of common stock for services
    at $0.30 per share                   -           -        6,000          6         1,794                                   1,800
                                                                                                       -            -
Issuance of Series H preferred stock
    at $480.00 per share
    for loan settleme                  125           -            -          -        60,000           -            -         60,000

Issuance of common stock at $0.35 per
    share for debt conversion            -           -       50,000         50        17,573           -            -         17,623

Net loss for the three months ended
    October 31, 2002 (unaudited)         -           -            -          -             -           -     (407,744)     (407,744)
                                  --------- ----------- ------------ ---------- ------------- ----------- ------------  ------------
Balance, October 31, 2002
    (unaudited)                     12,886  $       13    7,112,065  $   7,112  $  7,172,407  $        -  $ (8,138,920) $  (959,388)
                                  ========= =========== ============ ========== ============= =========== ============  ============

                   See notes to interim financial statements.

                          AQUA VIE BEVERAGE CORPORATION
                             Statement of Cash Flows

                                                                                              Three Months Ended
                                                                                                 October 31,
                                                                                 ------------------------------------------
                                                                                          2002                  2001
                                                                                 --------------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                   $          (407,744)  $          (406,264)
      Adjustments to reconcile net loss to net cash
           used by operating activities:
                Depreciation and amortization                                                 40,359                32,277
                Stock issued for services                                                      1,800                64,610
                Stock issued for settlement                                                    1,200                  --
                Stock issued for loan incentive                                               60,000                  --
                Stock issued for debt conversion                                              70,598                  --
                Stock issued for interest on debt                                             32,000                  --
                Services charged to additional paid-in capital                                  --                  60,000
      Changes in assets and liabilities:
                Accounts receivable                                                           (9,236)               26,944
                Inventory                                                                     13,581                65,738
                Prepaid expenses                                                                --                   1,648
                Accounts payable                                                               4,532               (65,178)
                Accrued expenses                                                               5,610                20,300
                Accrued compensation                                                          60,000                  --
                                                                                 --------------------  --------------------
           Net cash used by operating activities                                            (127,300)             (199,925)
                                                                                 --------------------  --------------------

CASH USED BY INVESTING ACTIVITIES:
      Increase in intangible assets for slotting                                                --                  (8,296)
                                                                                 --------------------  --------------------
           Net cash used by investing activities                                                --                  (8,296)
                                                                                 --------------------  --------------------

CASH PROVIDED BY FINANCING ACTIVITIES
      Stock conversion subscriptions                                                            --                 253,895
      Bank overdraft                                                                          19,815                (2,555)
      Payments on debt                                                                          (864)                  --
      Advances from affiliate                                                                   --                   223,961
      Payments to affiliate                                                                     --                  (265,923)
      Proceeds from notes payable                                                            169,378                    --
      Advances from stockholders                                                             (61,566)                   --
                                                                                 --------------------  --------------------
           Net cash provided by financing activities                                         126,763               209,378
                                                                                 --------------------  --------------------

INCREASE (DECREASE) IN CASH                                                                     (537)                1,157

BEGINNING BALANCE                                                                              2,179                 3,608
                                                                                 --------------------  --------------------

ENDING BALANCE                                                                   $             1,642   $             4,765
                                                                                 ====================  ====================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Income taxes paid                                                          $              --     $              --
      Interest paid                                                              $              --     $              --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of common stock for services                                      $             1,800   $            64,610
      Forgiveness of payroll by officer and majority stockholder                 $              --     $            60,000
      Issuance of common stock for debt and interest                             $           102,598   $              --
      Issuance of common stock for settlement                                    $             1,200   $              --
      Issuance of preferred stock for loan incentive                             $            60,000   $              --


                   See notes to interim financial statements.

                          AQUA VIE BEVERAGE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                October 31, 2002



NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended July 31, 2002. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003.


NOTE 2 - COMMON STOCK
Reverse Stock Split
On September 3, 2002, the Company's board of directors authorized a 1:20 reverse stock split of its $0.001 par value common stock. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split.

Common Stock Issuances
A disputed liability was settled in September 2002 by the Company's issuance of 4,000 shares of common stock to a vendor. The stock was valued at $1,200 which represented the fair market value of the stock on the dates of issuance.

During the three months ended October 31, 2002, the Company converted debt and accrued interest to 1,749,500 shares of common stock valued at $102,598. The stock was valued at its fair market value on the dates of issuance.

                          AQUA VIE BEVERAGE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                October 31, 2002



NOTE 2 - COMMON STOCK

Common Stock Issuances
During the quarter ended October 31, 2002, the Company issued 6,000 shares of common stock for services valued at $1,800, or $0.30 per share, and 15,000 shares of common stock for the conversion of 180 shares of the Company's preferred Series D stock.

NOTE 3 - PREFERRED STOCK

During the three months ended October 31, 2002, the Company converted 180 shares of its Series D preferred stock into 15,000 shares of common stock.

In addition, the Company issued 125 shares of preferred Series H stock. The Series H preferred stock was issued for loan incentive value at $60,000. Other information regarding preferred Series H stock follows:

The Company is authorized to issue a total of 5,000,000 shares of preferred stock, par value at $0.001. At October 31, 2002, the Company had seven classes of preferred stock outstanding with an aggregate of 465,000 shares authorized. The Company has been authorized to issue 200,000 shares of $0.001 par value Series A preferred stock, 200,000 shares of $0.001 par value Series B preferred stock, 10,000 shares of $0.001 par value Series C preferred stock, 20,000 shares of $0.001 par value Series D preferred stock, 5,000 shares of $0.001 par value Series E preferred stock, 5,000 shares of $0.001 par value Series F preferred stock, 25,000 shares of $0.001 par value Series G preferred stock and 1,000 shares of $0.001 par value Series H preferred stock. The board of directors of the Company has the authority to issue shares of preferred stock from time to time in one or more classes or series, which may have such voting power, full or limited as fixed by the board of directors. The board of directors may also determine the terms of any such series or class, including dividend rights, dividend rates, conversion, exchange, voting rights and terms of redemption, the redemption price and the liquidation preference of such class or series.

The number of shares outstanding of preferred stock, Series A, B, C, D, E, F and G and amounts were as follows:

                              July 31, 2002
                 -----------------------------------------
                 Number of Shares             Amount
                 ------------------------     ------------
Series A                             813   $            1
Series B                               -                -
Series C                               -                -
Series D                             888                1
Series E                               -                -
Series F                           1,240                1
Series G                          10,000               10
                 ------------------------     ------------
  Total                           12,941   $           13
                 ========================     ============

                          AQUA VIE BEVERAGE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                October 31, 2002


NOTE 3 - PREFERRED STOCK (Continued)

                               October 31, 2002
                    ----------------------------------------
                    Number of Shares            Amount
                    --------------------------  ------------
Series A                                  813  $          1
Series B                                    -             -
Series C                                    -             -
Series D                                  708             1
Series E                                    -             -
Series F                                1,240             1
Series G                               10,000            10
Series H                                  125             -
                    --------------------------  ------------
  Total                                12,886  $         13
                    ==========================  ============


General Terms
All Series A, B, C, D, E, F, G and H preferred stock shares contain standard terms relative to adjustment for stock splits and combinations, reorganizations, mergers, and consolidations or sales of assets, registration of stock issued upon conversion, and registration rights. For dividend, liquidation, mergers and consolidations, the respective rights of each series are different. Series A preferred stock is limited to $300 per share in non-cumulative preferential dividends before common stock. Each Series A preferred share has liquidation rights and merger or consolidation rights before common stock. Series B preferred stock is limited to $6 per share in non-cumulative preferential dividends before common stock. Each Series B preferred share has liquidation rights and merger or consolidation rights before common stock. Series C preferred stock is limited to $0.25 per share in non-cumulative preferential dividends before common stock. Each Series C preferred share has liquidation rights and merger or consolidation rights before common stock. Series D preferred stock is limited to $100 per share in non-cumulative preferential dividends before common stock. Each Series D preferred share has liquidation rights and merger or consolidation rights before common stock. Series E preferred stock is limited to $100 per share in non-cumulative preferential dividends before common stock. Each Series E preferred share has liquidation rights and merger or consolidation rights before common stock. Series F preferred stock is limited to $100 per share in non-cumulative preferential dividends before common stock. Each Series F preferred share has liquidation rights and merger or consolidation rights before common stock. Series G preferred stock is limited to $80 per share in non-cumulative preferential dividends before common stock. Each Series G preferred share has liquidation rights and merger or consolidation rights before common stock. Series H preferred stock is limited to $1.00 per share in non-cumulative preferential dividends before common stock Each Series H preferred share has liquidation rights and merger or consolidation rights before common stock.

As of the date of these financial statements, no dividends have been declared due to the Company's accumulated deficit.

                          AQUA VIE BEVERAGE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                October 31, 2002

NOTE 3 - PREFERRED STOCK (Continued)

Voting Rights
All Series A, B, C, E, F, G, and H preferred shares have the right to vote based on their conversion rights to common shares. Series D preferred shares have the right to vote based on five and a half times their conversion rights to common shares. Series G preferred shares have the right to vote based on four times their conversion rights to common shares.

Conversion to Common Shares
The Series A and B preferred provide that each share is entitled to an additional conversion share to common stock based on a formula that reflects increased market value of the common stock when the common shares have a market price in excess of $2 but not greater than $12 per share.

Preferred Series A, B, and C stock have a basic conversion rate of 1,000 shares of common stock for every share of preferred stock. The conversion ratio to common for Series A and B preferred stock is adjusted upwards depending on any future issue of common shares at below $1.65 per share. The conversion rates for Series A and B preferred stock were 1:4,259 and 1:3,721 preferred to common as of July 31, 2002 and 2001, respectively. Preferred Series D and E have a basic conversion rate of 1,667 shares of common stock for every share of preferred stock. Preferred Series F have a basic conversion rate of 2,000 shares of common stock for every share of preferred stock. Preferred Series G have a basic conversion rate of 8,000 shares of common stock for every share of preferred stock. Preferred Series H have a basic conversion rate of 5,000 shares of common stock for every share of preferred stock.


NOTE 4 - NOTES PAYABLE

Current notes payable at October 31 and July 31, 2002 consisted of the following:

                                                        October 31,                 July 31,
Creditor and Conditions                                    2002                       2002
-----------------------                              ----------------           ----------------
Note  payable to GMAC,  interest
at 13.99%, secured by 2000 Plymouth
Voyager, payable in monthly installments
of $452.07 through April 28, 2006.                   $     13,486               $      14,350

Bruce Butcher, unsecured, interest at
8%, convertible to one share of common
stock per $0.80 of debt, due on demand.                     73,377                      75,000
                                                     -------------              --------------

Subtotal, carried forward                            $     88,683               $      89,350

                          AQUA VIE BEVERAGE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                October 31, 2002



NOTE 4 - NOTES PAYABLE (Continued)

                                                        October 31,                 July 31,
Creditor and Conditions                                    2002                       2002
-----------------------                              ----------------           ----------------

Subtotal, brought forward                            $     88,683               $      89,350

Joe Wozniak, unsecured, interest at
8%, convertible to one share of common
stock per $0.80 of debt, due on demand.                    11,025                      80,000

Keely Smith, secured by product
inventory of subsidiary, interest at
24%, due on September 25, 1998. Delinquent.                60,000                      60,000

Joe Wozniak, secured by product inventory
and accounts receivable, interest at 8%,
due on June 30, 2003.                                     169,983                        --

Edwin Hamlin, Sr., secured by product
inventory, interest at 12%,  due on
February 24, 2003                                         100,000                        --
                                                     ------------               -------------

Total notes payable                                       427,871                     229,350

Less current portion                                      417,824                     218,422
                                                     ------------               -------------

Net long-term debt                                   $     10,047               $      10,928
                                                     ============               ==============


NOTE 5 - RELCLASSIFICATION

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented. A portion of notes payable, $5,220, was reclassified as an affiliate loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During its first four years of existence (from inception to July 31, 2002), the Company accumulated a deficit of $7,731,177. In the subsequent three months ended October 31, 2002, the Company's accumulated deficit grew to $8,138,920 as the Company's marketing and executive expenses increased, creating a quarterly operating loss of $407,744.

At October 31, 2002, the Company's total assets of $317,268 were lower than the $362,510 reported at its July 31, 2002 year-end. The decrease was due primarily to a small reduction in inventory and the effects of depreciation and amortization. The Company's current liabilities increased from $1,068,824 at July 31, 2002 to $1,266,609 at October 31, 2002.

FORWARD-LOOKING STATEMENTS

Matters discussed herein, contain forward-looking statements that involve risk and uncertainties. This is particularly true as it relates to comments about the development and funding of Aqua Vie's future production capability, expectations about profitability, and new product introduction. Results may differ significantly from results indicated by forward-looking statements.

Factors that might cause some differences, include, but are not limited to: (1) changes in general economic conditions, including but not limited to increases in interest rates; (2) government regulations affecting customers and the bottling process for products; (3) the potential for product recall and related non-compliance issues by third parties; (4) similar products competing for shelf space and market share in the bottled water industry; (5) the ability of Aqua Vie to successfully bring new products from their development stage into full and profitable production and sales; (6) Aqua Vie's ability to raise sufficient debt and/or equity capital to implement its business plans; (7) the occurrences of incidents that could subject Aqua Vie to liability or fines; (8) the ability of Aqua Vie to attract the needed networks for product distribution, and secure the shelf space in stores necessary to achieve sales forecasts.

INTRODUCTION

The financial situation of the Company at quarter-end was substantially the same as reported in our recently filed 10-KSB. In fiscal year 2002, ended July 31, 2002, the Company initiated a targeted supermarket sales program with the Albertsons divisions of Northern and Southern California, Arizona, and Nevada. These arrangements required substantial slotting fees (one time fees to stores), to be paid in order to secure shelf space and provided for the Company's products being featured in approximately 1,200 Albertsons stores in California and adjacent states. The Company also negotiated supermarket sales in the Raleys, Knob Hill, Savemart and other chains in the same general regions. At that time the Company focused on mass markets and chain grocery sales in the limited geography of greater California, intending to utilize such sales to penetrate additional regions, such as Texas, where Albertsons also had a strong presence. As the Company's available capital was limited and the public capital markets continued their steep decline, the Company attempted to secure additional financing for working capital and increased inventory production, and focused on the development of two additional products lines, and a new zero-calorie, carbohydrate-free line extension to the existing Hydrator(TM) product line for test-marketing in January 2003, with anticipated introduction into the all-natural market in early 2003, following the test markets.

In March, 2002, the Company secured a financing arrangement with its co-packer, Lyons Magnus of Fresno CA., whereby the cost of bottling production could be secured by the finished inventory. This financing was to be additionally secured by a personal guarantee of one of the Company's larger shareholders (not affiliated with management), who also had a personal relationship with the management of Lyons. The Company's sales and marketing plan depended on this financing arrangement. This financing arrangement funded only a limited amount of production and product development, as Lyons and the guaranteeing party were unable, after several months, to come to a long-term agreement over the form of the guarantee.

In the second quarter of 2002, the Company began the execution of a marketing initiative that provided for its products to be available exclusively in "all-natural" markets, and initiated a transition of its sales from the general beverage/ bottled water retail grocery market into the "all-natural" divisions of grocery, general retail, and the "health food" marketplace. This marketing initiative included the planned introduction of a zero-calorie, carbohydrate-free Hydrator product line in early 2003 with follow-up participation in "all natural" retail advertising, marketing events, and trade shows throughout the year.

During the second half of 2002, and continuing into the first quarter of fiscal 2003, the Company accelerated the development of a zero calorie, carbohydrate-free Hydrator product line for introduction into the all-natural market, and continued to expand opening distribution of its present Hydrators line to the all-natural market domestically, including approximately 500 grocery chain stores with "all-natural stores within stores" in 17 states and the two largest all-natural distributors in the U.S.. Additionally, the Company's products began to enter the "all-natural" health food retail markets (health food stores).

The Company continued the development of two new lines of water beverages: a line of flavored water beverages for children called PurePlay(TM), and a line of non-alcoholic wines made from spring water called Eau Vin(TM). Both are expected to be available at retail in late calendar 2003. Further, the Company accelerated the development of a new calorie-free carbohydrate-free product line extension to its existing Hydrator product line, anticipating retail introduction in early 2003.

The Company projects that higher margins are available with its new products and line extensions, and within all-natural markets compared to the generally lower priced retail grocery venues and their associated costs and fees. However, the Company also anticipates a substantially increased demand for its new Hydrators line extension, which is believed may be the only all-natural, calorie-free carbohydrate-free flavored spring water beverage of its type. It is also anticipated that during the fiscal year the capital markets may improve, which could further enhance the Company's ability to secure funding for its all-natural preservative-free, spring water beverage product line.

With proven sales in the natural foods sections of large stores, new products, continuous product availability and additional distribution, management believes that the caution exercised in promoting general retail sales during late 2001 through fiscal 2002 into the current fiscal year 2003, was necessary as the Company transitioned into a less competitive and more receptive natural food outlet marketplace, and completed a key development phase of the production of a line of calorie-free, carbohydrate-free spring water beverages.

 The Company recorded gross revenues of $151,924 in fiscal 2000, $912,000 in fiscal 2001, and $162,809 in fiscal 2002. Gross profit on sales was respectively $(80,434), $107,936, and $(19,204). Management believes that the experience gained in fiscal 2001 and 2002, which led to the market strategy of focusing on the "all natural" niche market will enable the Company to attain higher gross profit margins in fiscal 2003. The Company's success in improving profit margins will be realized through improved cost control and improved unit margins through all natural sales

Management believes that the mechanisms are in place for improved margins as the new products and sales strategy develops.

While maintaining general sales and developing the introduction of the Hydrator products into the all-natural market, the Company received a series of small production and working capital financings from a shareholder not affiliated with management.

The Company continues its effort to obtain additional capital in the form of either secured debt, factoring, and/or equity funding. The Company seeks to secure $2.2 million for inventory growth, working capital and marketing. Management believes that initially the relative costs for such capital may be high; however with consistent growth and the development of a proven track record of sales, it is anticipated the costs of such financing will become more economical. While parties have shown interest in various financing arrangements, the Company presently does not have a firm commitment for the $2.2 million that management believes will be required during early 2003.

PLAN OF OPERATION: During the first fiscal quarter of 2003 Aqua Vie continued establishing a market presence for its line of Hydrators, the lightly flavored spring water beverages by concentrating retail sales exclusively on the all-natural retailers and major grocery retailers who maintain separate all-natural departments within their stores.

The solution to increasing revenue and profitability in this new market place depends upon the Company obtaining adequate financing to increase initial production of its existing and new product lines, to meet the increased product demand for its products, and building brand awareness through consumer marketing programs within the all natural market. It is believed that such increased demand for the Company's new and existing products is presently available within the Company's newly acquired account base.

Aqua Vie also expects that margins will improve through economies of scale, and the introduction of new products will support higher gross margins. The first new product line expected to be introduced in calendar 2003, is a line extension of zero calorie, carbohydrate-free Hydrators. Subsequently a line of calorie-free Hydrators designed specifically for children called PurePlay(TM), and a multi-flavor line of non-alcoholic wine made from spring water called Eau Vin(TM), will be introduced.

Aqua Vie's product line contains no directly patented or patentable features or components. Copyrighting, trademark registration, and the use of trade secret techniques and formulations are utilized extensively. Aqua Vie uses non-disclosure/non-compete agreements with employees, suppliers and co-packer bottlers. At present the Company has not issued any licenses, franchises, concessions, royalty agreements or labor contracts, though future development may include such actions being incorporated into the corporate strategy.

Aqua Vie continues to offer information about its products and a beverage subscription service on its Internet site (www.aquavie.com). Aqua Vie's revenue from Internet sales is a small portion of its gross revenue. Management intends to expand and develop the marketing of Aqua Vie beverages through the Internet. The means and ability to obtain meaningful sales volume is in place.

The past quality assurance issue, which was an ongoing situation during fiscal year 2001 and into fiscal year 2002, led to a new agreement with the co-packer. In fiscal year 2002, the Company engaged a quality assurance specialist and a comprehensive production line inspection system and audit program and obtained the services of parties that had been directly involved in the Hydrator product design and development, including the quality assurance standards, protocols and procedures.

LIQUIDITY AND CAPITAL RESOURCES: Aqua Vie's current capitalization is not sufficient to maintaining a company presence and to fund the production of the anticipated growth in orders and apparent market acceptance.

Company capital resources have traditionally been used for promotion, sales support, slotting fees, inventory support and general administration as more particularly described in prior filings. The Company has devoted substantial resources in the past several years and during the current year to inventory support and the development of new and improved products in the expectation that sales would in part offset other working capital requirements and would thus result in less dependence on additional capital resources.

The Company is currently engaged in seeking new sources of inventory and general working capital financing in the approximate amount of $2.2 million to support the sales and new products, and product improvements that it believes it can be introduced at retail in 2003, in the outlets in which has had product presence. The general financial market for developing companies has been difficult in the past two years, but management is cautiously optimistic about additional financing possibilities.

In the quarter ended October 31, 2002, the Company's principal sources of incoming cash were loans from two shareholders. Revenues of approximately $26,000 and loans serviced the operating loss, with the deficit in funding being represented by the increase in liabilities

In fiscal 2002 the Company realized net cash of $418,891 in financing activities compared with $1,368,473 in fiscal 2001. This reflected the extremely difficult capital markets through fiscal 2002, which as previously discussed, was a major contributing factor to the timeliness of management's decision to quickly transition from a retail chain sales strategy to an "all-natural" and "new product strategy, through utilizing a non-growth market presence requiring minimum capital expenditure during 2002. Please see the statement of Cash Flows for additional information.

RESULTS OF  OPERATIONS:

Aqua Vie commenced operations in 1998 and has a limited history of operations, which to date have not been profitable. Its operations are subject to the risks and competition inherent in the establishment of a relatively new business enterprise. Aqua Vie is currently operating at a loss. The Company's three month total income of $26,420 was less than three-month total income of $46,858 in the same quarter of the prior fiscal year, reflecting primarily the short-term fiscal effect of making the complete transition from a chain retail sales strategy to an exclusively "all-natural" long-term sales strategy. Sales to date have not been sufficient to cover the costs of operations; profitability is believed achievable assuming inventory levels are adequate to meet the demand within the Company's new customer base.

For the three months ended October 31, 2002, the Company's total income before expenses of $26,420 was less than the total income before expenses of $46,858 for the comparable three months of the prior fiscal year. Operating expenses were $340,280 for the three months ended October 31, 2002 and were $360,766 for the comparable period of the prior year. The quarter to quarter change principally reflects the short-term effects associated with Management's execution of a transition from the general grocery retail market into a niche market and the higher cost of capital in tight markets. It also reflects a proportional decrease in administrative expenses.

While Aqua Vie continued to operate at a loss during the most recent quarter, given increased inventories to support its new marketing efforts, the Company's ability to generate higher revenue and realize a net profit from operations remains primarily dependent upon the effectiveness of its marketing efforts in generating sales of its line of existing, and new flavored water products.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

There are no substantial legal proceedings against the Company, and the Company is unaware of any such meaningful proceedings contemplated against it. The Company has had, and anticipates in the future that it will have, conflicts as regards certain Accounts Payable for services invoiced but not adequately performed.

ITEM 2. CHANGE IN SECURITIES

(a),(b) The issuance of certain additional Preferred Shares was proposed in the Company's recent 10-KSB/A, please see item 5 for discussion of Series H Preferred Shares issued for a financial accommodation by E. Hamlin. These shares would not directly affect the rights of any class of registered securities. Please see ITEM 5 for more information. (c) 4,000 common shares were issued in a settlement with a long-term creditor in reliance on regulation D. 1,699,500 shares were issued in exchange for a debenture in default issued in March 2000; pricing was at $.05 share (market was at $.07, see Certain Transactions in the recent 10-KSB/A), in reliance with Regulation D to an accredited investor. 50,000 shares were issued at market in settlement of a debt in default issued in March 2000, at approximately $17,000 to an accredited investor; 15,000 common shares were issued in exchange for Series D Preferred; said series was issued in reliance on Regulation D; 125 shares of Series H was issued in consideration for a production loan accommodation to E. Hamlin, an accredited investor at minimal cash consideration. (d) NA

ITEM 3  DEFAULTS ON SENIOR SECURITIES

NA

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5  OTHER INFORMATION

In the previously filed10-KSB/A, within the Item "Certain Transactions" additional information respecting loan transactions with E. Hamlin, deceased, was not available, although information was included with respect thereto in footnote 3, Item 11(a), and in the discussion respecting issuances of unregistered securities, Item 5(b). E. Hamlin was a long-time shareholder of the Company and its predecessors, and had maintained a long-term relationship with the management of the Company's contract packer, Lyons Magnus of Fresno, California. E. Hamlin was not affiliated with any member of management. E. Hamlin previously received Series H shares in exchange for a loan accommodation of $100,000 for six months, see footnote 3 to Item 11(a) of the recent 10-KSB/A. In 2002 he received 2,650,000 shares (all shares are pre-combination of 20-1) of common stock in exchange for a debt of $118,000 plus interest. In 2001 he converted previously acquired Series C Preferred Shares into 200,000 shares of common stock (pre-combination); said preferred stock was received in exchange for an investment of $100,000 in fiscal 2000.

E. Hamlin received Series H shares which would entitle him at no additional cost to convert to 625,000 restricted shares (post combination). Said shares have piggyback registration rights and may be eligible for S-8 registration. Said registrations have not been requested. Said shares had a preference of $85/share and also had an anti-dilution clause for sales under $.10/(post split). Based on a request made after Dr. Hamlin's death, the Company considers the shares converted, but has not as yet issued the common shares, estimated at 625,000 common shares.

After the end of the period, and immediately prior to or coincident with the filing of this Report, the Company effected the filing of a new Series I Preferred Stock, which was mentioned as proposed in the recently filed 10-KSB/A. The new Series I was offered in exchange for all Series A and F Shares at a rate of 1.5 Series I shares for Each Series A Share, and 1.5 Series I Shares for each 10 Series F Shares. The Series I Shares eliminate the anti-dilution provisions of Series A Shares ( Series A shares have had the conversion rate increased from 1000/1 to 10,000/1 from inception in 1998 pre-combination conversion rate), and further reduce the preference to $80/Share from $300/Share for Series A, and $100/Share in Series F. The conversion rate is set at 10,000 to one to common; however a conversion cap of 4.95% is established until December 2003 or in the event of a sale or similar corporate event (extendable by agreement), total holdings including beneficial holdings at any one time; and the voting rights of the new Series is only to the extent they may be converted at any time. A provision for a conversion adjustment is provided in the event that the market for the Company's common stock drops below $.30/share for a period immediately prior to a conversion request, with the adjustment eliminated if a later request is received after the $.30 thresh hold is reached. The upward share adjustment is made proportionally to the decrease below $.30/share.

Series G Preferred (issued in May, 2002) has varying conversion rates depending upon market performance and other factors, and voting rights vary accordingly. In addition, in the event that the Company issues either common stock or instruments convertible into common stock in a transaction valued at over $200,000 where the effective price of common stock for the consideration given is less than $.40/share, the conversion rate of Series G preferred is adjusted upward accordingly ($.40/share post-combination was the approximate market price of common underlying the Series G when issued). The recent Series I share issuance will trigger this adjustment; however, a valuation has not been placed on said transaction for this purposes as yet by the Board of Directors. No Series G shares have been converted, and there have been no shareholder actions since the consent actions in June, 2002 (Please see the two Information
Statements sent to shareholders and filed with the SEC in June 2002 for more information).

ITEM 6: Exhibits

4.1 Series I Preferred Designation of Rights (attached)

Incorporated by reference: 10-ksb/a filed 12/03/02

99. Title 18 Certification


CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

Statements in this discussion which are not historical facts may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate", "estimate", and similar expressions identify forward-looking statements. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company has undertaken no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward-looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, need for market acceptance of the HYDRATOR(TM) product line, the Company's reliance at this time on a single product line, reliance on the market distribution and retail system and risks associated with the Company's international operations, currency fluctuations, the risks of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers, risks associated with competition and technological and product innovation by competitors, dependence on proprietary formulas, general economic conditions and conditions in the beverage industry, reliance on key management, limited manufacturing production history with respect to the aseptic bottling system, maintenance of quality control by the contract bottler, dependence on key suppliers, future capital needs and uncertainty of additional financing, availability of loan funds or other sources of capital, potential recalls and product liability, dilution, effects of outstanding convertible debentures and preferred stock, limited public market, liquidity, possible volatility of stock price, recently adopted new listing standards for NASDAQ securities and environmental matters.

                                   SIGNATURES
                                   ----------


                                AQUA VIE BEVERAGE CORPORATION
                                (Registrant)


                               By:  /s/ Thomas Gillespie
                                    ---------------------------------------
                                        Thomas Gillespie
                                        Chief Executive Officer & President

Date: December 18, 2002

CERTIFICATION

I, Thomas Gillespie certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aqua Vie Beverage Corporation;

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



                                   Signature




/s/ Thomas Gillespie                 Title                         Date
---------------------        ------------------------       ------------------
    Thomas Gillespie         CEO, President, Director       December 18, 2002