Form 10QSB/A
period 2002-10-31
AQUA VIE BEVERAGE CORP
filed 2002-12-23
CIK 1068104

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

Item 1. Financial Statements:


                          AQUA VIE BEVERAGE CORPORATION
                                  Balance Sheet
                             As of October 31, 2002


                                                                       October 31,            July 31,
                                                                           2002                 2002
                                                                       (Unaudited)
                                                                     ----------------        --------------
ASSETS
      Current Assets
              Cash                                                   $         1,642         $       2,179
              Accounts Receivable                                             15,707                 6,471
              Inventory                                                      106,425               120,006
              Prepaid & Other Assets                                           6,737                 6,737
                                                                     ----------------        --------------
                   Total Current Assets                                      130,511               135,393
                                                                     ----------------        --------------
      Property & Equipment
          Equipment                                                          201,608               201,608
          Less Accumulated Depreciation                                     (170,432)             (150,222)
                                                                     ----------------        --------------
               Total Property and Equipment                                   31,176                51,386
                                                                     ----------------        --------------
      Other Assets
          Intangibles                                                        281,164               281,164
          Less Accumulated Amortization                                     (125,583)             (105,433)
               Total Other Assets                                            155,581               175,731
                                                                     ----------------        --------------
      Total Assets                                                   $       317,268         $     362,510
                                                                     ================        ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
      Current Liabilities
          Accounts Payable                                           $       378,854         $     374,322
          Bank Overdraft                                                      36,203                16,388
          Settlements Payable                                                 36,000                36,000
          Notes Payable - Current                                            417,824               218,422
          Accrued Expenses                                                    60,277                87,367
          Accrued Compensation, related party                                240,000               180,000
          Loan from related party                                             97,451               156,325
                                                                     ----------------        --------------
              Total Current Liabilities                                    1,266,609             1,068,824
                                                                     ----------------        --------------
          LONG-TERM DEBT
                  Notes payable - net of current portion                      10,047                10,928
                                                                     ----------------        --------------

          COMMITMENTS AND CONTINGENCIES                                         --                    --
                                                                     ----------------        --------------


          STOCKHOLDER'S DEFICIT
             Preferred stock, Series A, B, C, D, E and F, $0.001 par
                value, 5,000,000 shares authorized, 12886 and 12941
                shares issued and outstanding, respectively                       13                    13
             Common stock, $0.001 par value, 5,000,000,000 shares
                authorized, 7,112,065 and 5,337,461 shares
                issued and outstanding, respectively                           7,112                 5,337
             Additional paid-in capital                                    7,172,407             7,008,584
             Subscriptions receivable                                           --                    --
             Accumulated deficit                                          (8,138,920)           (7,731,176)
                                                                     ----------------        --------------
                  Total Stockholders' Deficit                               (959,388)             (717,24@)
                                                                     ----------------        --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $       317,268         $     362,510
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

Date: December 20, 2002

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



                                   Signature




/s/ Thomas Gillespie                 Title                         Date
---------------------        ------------------------       ------------------
    Thomas Gillespie         CEO, President, Director       December 20, 2002