Form 10QSB
period 2003-01-31
AQUA VIE BEVERAGE CORP
filed 2003-03-18
CIK 1068104

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  FORM 10 QSB/A
                                  -------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                January 31, 2003

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

YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                            Outstanding at February 28, 2003
------------------------------               -------------------------------
Common Stock, Par value $0.001                          11,276,823

Item 1. Financial Statements:



                         AQUA VIE BEVERAGE CORPORATION

                    CONDENSED FINANCIAL STATEMENTS AND NOTES

                     FOR THE QUARTER ENDED JANUARY 31, 2003

                         AQUA VIE BEVERAGE CORPORATION
                                 BALANCE SHEETS
                                                                              January 31,
                                                                        2003           July 31,
                                                                    (Unaudited)           2002
                                                                  ----------------  -----------------

ASSETS

     Cash                                                         $        11,990   $          2,179
     Accounts receivable                                                   13,858              6,471
     Inventory                                                            100,321            120,006
     Prepaid and other assets                                               6,737              6,737
                                                                  ----------------  -----------------
        Total Current Assets                                              132,906            135,393
                                                                  ----------------  -----------------

    PROPERTY AND EQUIPMENT
     Equipment                                                            201,608            201,608
     Less accumulated depreciation                                       (180,374)          (150,222)
                                                                  ----------------  -----------------
        Total Property and Equipment                                       21,234             51,386
                                                                  ----------------  -----------------

    OTHER ASSETS
     Intangibles                                                          281,164            281,164
     Less accumulated amortization                                       (145,732)          (105,433)
                                                                  ----------------  -----------------
        Total Other Assets                                                135,432            175,731
                                                                  ----------------  -----------------

    TOTAL ASSETS                                                  $       289,572   $        362,510
                                                                  ================  =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

    CURRENT LIABILITIES
     Accounts payable                                             $       325,161   $        320,030
     Accounts payable - related party                                      74,474             54,292
     Bank overdraft                                                         1,198             16,388
     Settlements payable                                                   36,000             36,000
     Notes payable - current                                              460,579            218,422
     Accrued expenses                                                      66,076             87,367
     Accrued compensation, related party                                  300,000            180,000
     Loan from related party                                               94,786            156,325
                                                                  ----------------  -----------------
        Total Current Liabilities                                       1,354,274          1,068,824
                                                                  ----------------  -----------------

    LONG-TERM DEBT
     Notes payable - net of current portion                                10,179             10,928
                                                                  ----------------  -----------------

    COMMITMENTS AND CONTINGENCIES                                            --                 --
                                                                  ----------------  -----------------

    STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, B, C, D, E, F, G, H, I and J $0.001 par value, 5,000,000 shares authorized, 11,958 and 12,941
        shares issued and outstanding, respectively                            12                 13
     Common stock, $0.001 par value, 5,000,000,000 shares
        authorized, 9,722,023 and 5,337,551 shares
        issued and outstanding, respectively                                9,722              5,337
     Additional paid-in capital                                         7,815,340          7,008,584
     Subscriptions receivable                                             (20,329)                 -
     Accumulated deficit                                               (8,879,626)        (7,731,176)
                                                                  ----------------  -----------------
        Total Stockholders' Deficit                                    (1,074,881)          (717,242)
                                                                  ----------------  -----------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $       289,572   $        362,510
                                                                  ================  =================


                         AQUA VIE BEVERAGE CORPORATION
                            STATEMENT OF OPERATIONS
                                                                      Three Months Ended                   Six Months Ended
                                                                          January 31,                          January 31,
                                                             ----------------------------------   ----------------------------------
                                                                  2003              2002               2003              2002
                                                             ----------------  ----------------   ----------------  ----------------

NET REVENUES                                                 $        15,976   $        76,064    $        42,396   $       122,922

COST OF GOODS SOLD                                                    14,585            90,942             40,665           172,642
                                                             ----------------  ----------------   ----------------  ----------------

GROSS PROFIT (LOSS)                                                    1,391           (14,878)             1,731           (49,720)
                                                             ----------------  ----------------   ----------------  ----------------

GENERAL AND ADMINISTRATIVE EXPENSES
      Promotion and advertising                                      454,500             9,132            579,668            77,288
      Legal and accounting                                            65,112            12,900            104,657            59,497
      Depreciation and amortization                                   30,091            33,863             70,450            74,222
      Officer's compensation                                          60,000                 -            120,000            60,000
      Other general and administrative expenses                      121,798            44,726            197,006           197,295
                                                             ----------------  ----------------   ----------------  ----------------
           Total Expenses                                            731,501           100,621          1,071,781           468,302
                                                             ----------------  ----------------   ----------------  ----------------

LOSS FROM OPERATIONS                                                (730,110)         (115,499)        (1,070,050)         (518,022)

OTHER EXPENSES
      Interest expense                                               (10,596)           (9,884)           (78,400)          (20,537)
                                                             ----------------  ----------------   ----------------  ----------------

LOSS BEFORE TAXES                                                   (740,706)         (125,383)        (1,148,450)         (538,559)

INCOME TAXES                                                               -                 -                  -                 -
                                                             ----------------  ----------------   ----------------  ----------------

NET LOSS                                                     $      (740,706)  $      (125,383)   $    (1,148,450)  $      (538,559)
                                                             ================  ================   ================  ================

NET LOSS PER COMMON SHARE
      BASIC AND DILUTED                                      $         (0$09)            (0.$4)       (0.16)  $         (0.01)
                                                             ================  ================   ================  ================

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING, BASIC AND DILUTED                        8,303,903         3,265,659          7,110,367         3,225,023
                                                             ================  ================   ================  ================



                         AQUA VIE BEVERAGE CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                  Preferred Series A - J       Common Stock
                                  ----------------------  ---------------------  Additional
                                   Number                   Number                 Paid-in    Subscriptions Accumulated
                                   of Shares   Amount     of Shares    Amount      Capital      Receivable     Deficit        Total
                                  ---------  -----------  ---------- ---------- ------------- ------------ ------------  -----------
Balance, August 1, 2001             15,074   $       15   2,912,749  $   2,912  $  5,617,502  $  (176,977) $ (5,901,501) $ (458,049)

Issuance of common stock
    for cash at $0.81 per share          -            -     312,500        312       253,583            -            -      253,895

Issuance of common stock for services
    at an average of $0.68 per share     -            -     769,667        770       521,613            -            -      522,383

Issuance of common stock
    for debt at $1.04 per share          -            -     265,000        265       275,762            -            -      276,027

Issuance of common stock for
    settlement at $0.10 per share        -            -      12,000         12         1,188            -            -        1,200

Conversion of preferred Series A
    to common stock                   (376)           -      80,080         80           (80)           -            -            -

Conversion of preferred Series B
    to common stock                    (45)           -       9,562         10           (10)           -            -            -

Conversion of preferred Series D
    to common stock                (11,112)         (11)    925,993        926          (915)           -            -            -

Conversion of preferred Series E
    to common stock                   (600)          (1)     50,000         50           (49)           -            -            -

Forgiveness of payroll by officer        -            -           -          -        60,000            -            -       60,000

Issuance of preferred Series G for
    waiver from officer             10,000           10           -          -       279,990            -            -      280,000

Payment of stock subscriptions
    receivable                           -            -         -             -       176,977           -        176,977

Net loss for the year ended
    July 31, 2002                        -            -           -          -             -            -    (1,829,675) (1,829,675)
                                  --------  ----------- ----------- ---------- ------------- ------------ ------------  -----------
Balance, July 31, 2002              12,941          13   5,337,551      5,337     7,008,584            -    (7,731,176)   (717,242)

Conversion of preferred Series D
    to common stock                   (324           -      27,000         27           (27)           -            -            -

Issuance of common stock at $0.05
    to $0.35 per share
    for debt conversion                  -           -   2,267,124      2,268       216,040            -            -      218,308

Issuance of common stock at $0.30
    per ahare for settlements            -           -      15,800         16         4,824            -            -        4,840

Issuance of common stock for
    fractional shares                    -           -          14          -             -            -            -            -

Issuance of common stock for services
    at $0.30 to $0.36 per share          -           -      79,000         79        27,913                                 27,992
                                                                                                       -            -
Issuance of Series H preferred stock
    at $480.00 per share
    for loan incentive                 125           -           -          -        60,000            -            -       60,000

Conversion of Series A preferred
    stock to Series I preferred
    stock at 1:1:5                     407           -           -          -             -            -            -            -

Conversion of Series F preferred
    stock to Series I preferred
    stock at 1(1,116)                   (1           -         -             1             -           -              -

Conversion of Series I preferred
    stock to common stock             (200           -   1,995,534      1,995        (1,995)           -            -            -

Issuance of Series J preferred
    stock for accounts payable -
    related party and receivables      125           -           -          -       500,000      (20,329)           -      479,671

Net loss for the six months ended
    January 31, 2003 (unaudited)         -           -           -          -             -            -    (1,148,450)  1,148,450)
                                  --------  ----------- ----------- ---------- ------------- ------------ ------------  -----------
Balance, January 31, 2003
    (unaudited)                     11,958  $       12   9,722,023  $   9,722  $  7,815,340  $   (20,329) $ (8,879,626) $1,074,881)
                                  ========  =========== =========== ========== ============= ============ ============  ===========


                         AQUA VIE BEVERAGE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                     Six Months Ended
                                                                                        January 31,
                                                                            --------------------------------
                                                                                  2003             2002
                                                                            ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                              $   (1,148,450)  $     (538,559)
      Adjustments to reconcile net loss to net cash
           used by operating activities:
               Depreciation and amortization                                        70,450           74,222
               Stock issued for services                                            27,992           64,610
               Stock issued for settlement                                           4,840             --
               Stock issued for loan incentive                                      60,000             --
               Stock issued for interest on debt                                    32,002             --
               Services charged to additional paid-in capital                         --             60,000
      Changes in assets and liabilities:
               Accounts receivable                                                  (7,387)         (45,570)
               Inventory                                                            19,685          114,322
               Prepaid expenses                                                       --              1,647
               Accounts payable                                                     36,437          (84,474)
               Accounts payable - related party                                    495,853              --
               Accrued expenses                                                    (21,291)          78,945
               Accrued compensation                                                120,000             --
                                                                            ---------------  ---------------
           Net cash used by operating activities                                  (309,869)        (223,189)
                                                                            ---------------  ---------------

CASH USED BY INVESTING ACTIVITIES:
      Purchase of intangibles                                                         --            (33,213)
                                                                            ---------------  ---------------
           Net cash used by investing activities                                      --            (33,213)
                                                                            ---------------  ---------------

CASH PROVIDED BY FINANCING ACTIVITIES:
      Sale of common stock                                                            --            253,895
      Proceeds from notes payable                                                  396,866             --
      Net advances from (payments to) affiliate loan                               (61,538)          39,718
      Bank overdraft                                                               (15,190)         (35,725)
      Net payments on long-term debt                                                  (458)          (4,724)
                                                                            ---------------  ---------------
           Net cash provided by financing activities                               319,680          253,164
                                                                            ---------------  ---------------

INCREASE (DECREASE) IN CASH                                                          9,811           (3,238)

BEGINNING BALANCE                                                                    2,179            3,608
                                                                            ---------------  ---------------

ENDING BALANCE                                                              $       11,990   $          370
                                                                            ===============  ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Income taxes paid                                                     $         --     $         --
      Interest paid                                                         $        4,000   $        1,513

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued for services                                      $       27,992   $       64,610
      Forgiveness of debt and accrued payroll                               $         --     $       60,000
      Issuance of common stock for debt and interest                        $      218,308   $         --
      Issuance of common stock for settlements                              $        4,840   $         --
      Issuance of preferred stock for loan incentive                        $       60,000   $         --
      Issuance of preferred stock for accounts payable - related party      $      479,671   $         --


                          AQUA VIE BEVERAGE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                January 31, 2003


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

Operating results for the six months ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003.


NOTE 2 - COMMON STOCK

Reverse Stock Split
On September 3, 2002, the Company's board of directors authorized a 1:20 reverse stock split of its $0.001 par value common stock. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split.

Common Stock Issuances
Disputed liabilities were settled during the six months ended January 31, 2003 by the Company's issuance of 15,800 shares of common stock to the related vendors. The stock was valued at $4,840 which represented the fair market value of the stock on the dates of issuance. No gain or loss was recognized from this transaction.

During the six months ended January 31, 2003, the Company converted debt and accrued interest to 2,267,124 shares of common stock valued at $218,308. The stock was valued at its fair market value on the dates of issuance. No gain or loss was recognized on this transaction.

During the six months ended January 31, 2003, the Company also issued 79,000 shares of common stock for services valued at $27,992, 27,000 shares of common stock for the conversion of 324 shares of the Company's preferred Series D stock and 1,995,534 shares of common stock for the conversion of 200 shares of the Company's preferred Series I stock.


NOTE 3 - PREFERRED STOCK

During the six months ended January 31, 2003, the Company converted 324 shares of its Series D preferred stock into 27,000 shares of common stock and 200 shares of its Series I preferred stock into 1,995,534 shares of common stock.

In addition, the Company issued 125 shares of Series H preferred stock and 125 shares of Series J preferred stock. The Series H preferred stock was issued for loan incentive value at $60,000. The Series J stock was issued for payment of accounts payable-related party in the amount of $479,671 and a receivable in the amount of $20,329. Shareholders of 813 shares of Series A preferred stock converted to 1,220 shares of Series I preferred stock and shareholders of 1,240 shares of Series F preferred stock converted to 124 shares of Series I preferred stock. Other information regarding preferred Series H preferred stock, Series I preferred stock and Series J preferred stock follows:

The Company is authorized to issue a total of 5,000,000 shares of preferred stock, par value at $0.001. At January 31, 2003, the Company had five classes of preferred stock outstanding with an aggregate of 465,000 shares authorized. The Company has been authorized to issue 200,000 shares of $0.001 par value Series A preferred stock, 200,000 shares of $0.001 par value Series B preferred stock, 10,000 shares of $0.001 par value Series C preferred stock, 20,000 shares of $0.001 par value Series D preferred stock, 5,000 shares of $0.001 par value Series E preferred stock, 5,000 shares of $0.001 par value Series F preferred stock, 25,000 shares of $0.001 par value Series G preferred stock, 1,000 shares of $0.001 par value Series H preferred stock, 5,000 shares of $0.001 par value Series I preferred stock and 1,000 shares of $0.001 par value Series J preferred stock. The board of directors of the Company has the authority to issue shares of preferred stock from time to time in one or more classes or series, which may have such voting power, full or limited as fixed by the board of directors. The board of directors may also determine the terms of any such series or class, including dividend rights, dividend rates, conversion, exchange, voting rights and terms of redemption, the redemption price and the liquidation preference of such class or series.

The number of shares outstanding of preferred stock, Series A, B, C, D, E, F, G, H, I, and J and amounts were as follows:

                                      July 31, 2002
                      -----------------------------------------
                           Number of Shares             Amount
                        ------------------------     ------------
           Series A                 813              $    1
           Series B                --                  --
           Series C                --                  --
           Series D                 888                   1
           Series E                --                  --
           Series F               1,240                   1
           Series G              10,000                  10
                                 ------              ------
             Total               12,941              $   13
                                 ======              ======


                                    January 31, 2003
                      -------------------------------------------
                          Number of Shares            Amount
                      --------------------------   --------------
           Series A                --                $ --
           Series B                --                  --
           Series C                --                  --
           Series D                 564                   1
           Series E                --                  --
           Series F                --                  --
           Series G              10,000                  10
           Series H                 125                --
           Series I               1,144                   1
           Series J                 125                --
                                 ------              ------
             Total               11,958              $   12
                                 ======              ======

General Terms
All Series A, B, C, D, E, F, G, H, I and J preferred stock shares contain standard terms relative to adjustment for stock splits and combinations, reorganizations, mergers, and consolidations or sales of assets, registration of stock issued upon conversion, and registration rights. For dividend, liquidation, mergers and consolidations, the respective rights of each series are different. Series A preferred stock is limited to $300 per share in non-cumulative preferential dividends before common stock. Each Series A preferred share has liquidation rights and merger or consolidation rights before common stock. Series B preferred stock is limited to $6 per share in non-cumulative preferential dividends before common stock. Each Series B preferred share has liquidation rights and merger or consolidation rights before common stock. Series C preferred stock is limited to $0.25 per share in non-cumulative preferential dividends before common stock. Each Series C preferred share has liquidation rights and merger or consolidation rights before common stock. Series D preferred stock is limited to $100 per share in non-cumulative preferential dividends before common stock. Each Series D preferred share has liquidation rights and merger or consolidation rights before common stock. Series E preferred stock is limited to $100 per share in non-cumulative preferential dividends before common stock. Each Series E preferred share has liquidation rights and merger or consolidation rights before common stock. Series F preferred stock is limited to $100 per share in non-cumulative preferential dividends before common stock. Each Series F preferred share has liquidation rights and merger or consolidation rights before common stock. Series G preferred stock is limited to $80 per share in non-cumulative preferential dividends before common stock. Each Series G preferred share has liquidation rights and merger or consolidation rights before common stock. Series H preferred stock is limited to $1.00 per share in non-cumulative preferential dividends before common stock Each Series H preferred share has liquidation rights and merger or consolidation rights before common stock. Series I preferred stock is limited to $80 per share in non-cumulative preferential dividends before common stock. Each Series I preferred share has liquidation rights and merger or consolidation rights before common stock. Series J preferred stock is limited to $500 per share in non-cumulative preferential dividends before common stock. Each series J preferred share has liquidation rights and merger or consolidation rights before common stock.

As of the date of these financial statements, no dividends have been declared due to the Company's accumulated deficit.

Voting Rights
All Series A, B, C, E, F, G, H, I and J preferred shares have the right to vote based on their conversion rights to common shares. Series D preferred shares have the right to vote based on five and a half times their conversion rights to common shares. Series G preferred shares have the right to vote based on four times their conversion rights to common shares.

Conversion to Common Shares
The Series A and B preferred provide that each share is entitled to an additional conversion share to common stock based on a formula that reflects increased market value of the common stock when the common shares have a market price in excess of $2 but not greater than $12 per share.

Preferred Series A, B, and C stock have a basic conversion rate of 50 shares of common stock for every share of preferred stock. The conversion ratio to common for Series A and B preferred stock is adjusted upwards depending on any future issue of common shares at below $1.65 per share. The conversion rates for Series A and B preferred stock was 1:213 preferred to common as of July 31, 2002. Preferred Series D and E have a basic conversion rate of 83 shares of common stock for every share of preferred stock.

Preferred Series F have a basic conversion rate of 100 shares of common stock for every share of preferred stock. Preferred Series G have a basic conversion rate of 400 shares of common stock for every share of preferred stock. Preferred Series H have a basic conversion rate of 5,000 shares of common stock for every share of preferred stock. Preferred Series I and J have a basic conversion rates of 10,000 shares of common stock for every share of preferred stock. Preferred Series I has a conversion cap until December 31, 2003 whereby the person converting the stock cannot hold more then 4.95% of the Company's common stock at any time. Preferred Series J has a conversion cap until December 31, 2003 whereby the person converting the stock cannot hold more then 4.99% of the Company's common stock at any time.


NOTE 4 - NOTES PAYABLE

Current notes payable at January 31, 2003 and July 31, 2002 consisted of the following:

                                                                              January 31,           July 31,
                       Creditor and Conditions                                    2003                2002
-----------------------------------------------------------------------     -----------------     -------------
Note  payable to GMAC,  interest at 13.99%,  secured by 2000
Plymouth  Voyager, payable in monthly installments of $452.07
through April 28, 2006.                                                     $      13,892         $     14,350

Bruce  Butcher,  unsecured,  interest at 8%,  convertible to
one share of common stock per $0.80 of debt, due on demand.                          --                 75,000

Joe Wozniak, unsecured, interest at 8%, convertible to one share
of common stock per $0.80 of debt, due on demand.                                    --                 80,000

Keely Smith,  secured by product inventory of subsidiary,  interest at
24%, due on September 25, 1998. Delinquent.
                                                                                      60,000            60,000
                                                                            -----------------     -------------

Subtotal - Carried Forward                                                  $         73,892      $    229,350




                                                                               January 31,          July 31,
                        Creditor and Conditions                                    2003               2002
------------------------------------------------------------------------     -----------------     ------------

Subtotal - Brought Forward                                                   $         73,892      $   229,350

Joe Wozniak,  secured by product  inventory  and  accounts
receivable, interest at 8%, due on June 30, 2003.                                     296,866             --

Edwin Hamlin,  Sr., secured by product inventory,  interest
at 12%, due on February 24, 2003.                                                     100,000             --
                                                                             -----------------     ------------

Total                                                                        $        470,758      $   229,350

Less current portion                                                                  460,579          218,422
                                                                             -----------------     ------------

Net long-term debt                                                           $         10,179      $    10,928
                                                                             =================     ============

NOTE 5 - RELATED PARTY

The Company has a nonaffiliated shareholder who acts as a Company represeentative in certain transactions. During the six months ended January 31, 2003, this shareholder incurred $479,671 in promotional and other administrative expenses on behalf of the Company. This amount was recorded as accounts payable-related party. The accounts payable-related party was then paid through the issuance of Series J Preferred Stock on January 16, 2003. Accounts payable-related party to this shareholder was stated as $70,474 and $54,292 at January 31, 2003 and July 31, 2002 respectively. See note 3.

NOTE 6 - RECLASSIFICATION

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented. A portion of notes payable, $5,220, was reclassified as an affiliate loan.


NOTE 7 - SUBSEQUENT EVENT

Subsequent to the date of these financial statement, the Company issued an additional 187 shares of Series J preferred stock in payment of debt and expenses valued at $750,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Through 2002 and to the end of the current period, the company continued to develop and refine a new strategy incorporating greater brand and corporate awareness within newly acquired distribution channels, and directed toward broadening its portfolio of all-natural, very low/zero calorie water-beverages and new product introductions within the all-natural retail food markets.

Development activities during the period were funded by approximately $800,000 in additional private capital funding, and has continued to the filing of this report with an additional $750,000 from private equity capital funding. During the period the company expanded the product and corporate identification programs, which it intends to continue and intensify concurrent with the current production and in conjunction with additional production runs.

Aqua Vie products are currently distributed through two major distributors in the natural foods market--Tree of Life/Gourmet Award Foods and United Natural Foods. The products are being featured in all-natural "store within a store" concepts, through various grocery chains including Safeway, Vons, Dominick's, Pavilions, Randalls, Tom Thumb, Carr's Genuardi's, Shaw's Supermarkets and Wild Harvest. Greatest concentration of retail availability is in the Pacific
Northwest, Southwest, Northeast and Southeast regions of the United States. During the most recent quarter, the company scheduled and prepaid for multi-regional advertising, marketing and product demonstration programs aimed at increasing retail demand and geographic distribution. The company continues to make product available direct to consumers through its website (www.aquavie.com).

Sales were flat for the quarter ended January 31, 2003 compared to the previous quarter and the year ended July 31, 2002; however, a nationwide store demonstration program is scheduled to commence in mid-April 2003. Current assets were lower at the end of the most recent period, and our current liabilities had increased by about $300,000 over the comparable period in 2002.

During the quarter, the Company began a program to settle or reduce our payables and other current liabilities aimed at strengthening our balance sheet and improving our credit in anticipation of a need for factoring capital and/or lines of credit to support increased production. In conjunction with these efforts, a current note due on June 30, 2003 in the amount of $296,865 was exchanged for restricted stock in March 2003, and we also recently reduced accounts payable at January 31, 2003 of $395,000 by approximately 25% through conversion into restricted stock.

Production Plans and New Product Introductions

In addition to its all-natural Hydrators, Aqua Vie has developed PurePlay(TM), a new line of flavored spring water for children, which contains fewer than 15 calories per serving. Production of PurePlay is expected to commence during the latter part of the third fiscal quarter of 2003, with market introduction anticipated during the fourth fiscal quarter of 2003. Additional products in development include an all-natural nonalcoholic wine made from spring water, and a low-calorie or zero-calorie Hydrator. The company anticipates introducing these latter two products through existing distribution channels during its fourth fiscal quarter.


Subsequent Events

Following the end of the period, the company received approximately $750,000 in additional equity capital, which is being applied to new product development, including a children's beverage line, selected product and corporate identification marketing, and additional inventory production funding.

In conjunction with efforts aimed at reducing our payables and other current liabilities, in March 2003, a current note due on June 30, 2003 in the amount of $296,865 was exchanged for restricted stock. Additionally, after the close of the period we reduced ccounts payable at January 31, 2003 of $395,000 by approximately 25% through conversion into restricted stock.

The increase in inventory resulting from production runs following the close of the quarter, subsequent sales and reductions we have effected in our current liabilities will be reported in our financial statements for the period ending April 30, 2003. The foregoing discussion of these subsequent events is included here to afford more current information concerning our financial status and business prospects than would otherwise be contained within the report for the quarter ended January 31, 2003.

Liquidity and Capital Resources

In our Report for the period ending October 31, 2002, we stated that we were seeking approximately $2.2 million in additional capital for our plans for early 2003. Despite the difficult capital markets, which severely hindered our operations throughout 2000 and 2001, we were able to secure approximately $800,000 in additional equity capital during the period July 31, 2002-January 31, 2003. Subsequent to January 31, 2003, we have received approximately
$750,000 in additional equity capital. As previously noted, we were able to convert approximately $295,000 in notes payable and $90,000 in accounts payable in restricted stock. The additional capital we have received has enabled us to fund current operations, pay for additional production runs, and engage in an aggressive marketing program. We believe that an additional $2,000,000 in capital over the next six months would be desirable to support additional production runs, marketing and new product development. Our preliminary goal is to achieve sustainable current sales sufficient to support overhead, and to seek additional capital thereafter by factoring or through a line of credit to support growth. We have not yet secured this capital, but management has been reviewing various alternatives to effect these capital objectives. The capital markets remain difficult due to global uncertainties and weak short-term economic outlook. Our success in achieving sustainable production and sales and in the development of compelling new products, together with improvement in our current position and the overall market situation, will determine the extent we will be able to continue acquiring additional capital, and the dilution this may entail. Assuming increased revenue driven by higher demand and additional product available for sale, we expect, as a result of our efforts to strengthen our current position, to be able to present a better balance sheet when seeking receivables or inventory support financing.

Results of Operations

As we have noted in other Reports, we had planned in early 2001 to engage in a substantial sales program based on the inventory financing agreement we effected with our contract manufacturer/packager in March 2001. The disputes that arose over the manufacturer's performance under that agreement, and the resulting uncertainty in available inventory caused us to "bank" our sales to conserve the inventory we had on hand. Later in that year, we entered into a "pay as you go" arrangement that remains in effect currently. Due to the tight capital markets in the second half of 2001 and thereafter, we severely curtailed operations until additional funding could be secured. We also targeted a different marketing model, the natural foods segment, for which we were eligible due to our all-natural lines. We believed that this market venue would be more receptive and would require less capital for marketing and thereby provide higher profit margins.

Our results for the current period and earlier periods reflect static losses and low sales while these new models are being effected. Recently scheduled production runs are the most significant in almost eighteen months. We are in the process of securing sales of this production.

Our assets decreased in the current period, primarily due to depreciation and amortization. Relative to the same period in 2002, total assets decreased approximately $200,000, of which approximately $130,000 was in accounts receivable.

We have almost no long-term debt. Our current liabilities increased approximately $300,000 during the period, and payables increased slightly; subsequent to the period-end, approximately $280,000 of our notes and $90,000 of our payables was converted to equity. If these conversions are taken into account, our current position as adjusted for January 31 would be about $100,000 less than at the beginning of the period, and slightly less than our current position as of January 31, 2001.

We had minimal sales during the period ended January 31, 2003; however, as a result of the sizable capital infusions, we anticipate additional production runs to support increasing sales. Expenses have continued however, and our deficit increased approximately $1.1 million during the period. Our accumulated deficit as of January 31, 2003 was $(8,879,626), compared to $(7,731,176) as of July 31, 2002 and $(5,204,837) as of January 31, 2002. Although we maintained modest payroll costs, we incurred a substantial increase for promotional expenses, our most significant cost item during the quarter. Given the nature of the beverage industry and our place in that industry as a "new" player, we expect promotional costs to continue to be a significant factor in solidifying our corporate identity in the industry and stimulating product sales.


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

There are no substantial legal proceedings against the Company, and the Company is unaware of any such meaningful proceedings contemplated against it. The Company has had, and anticipates in the future that it will have, conflicts as regards certain Accounts Payable for services invoiced but not adequately performed.

ITEM 2. CHANGE IN SECURITIES

There were several exchanges of securities during the period for pre-existing debt that did not entail any new consideration. Please see the financial statements for details. During the period, a new class of shares, "J" Preferred Shares (See item 5) were subscribed to for a consideration of $500,000 for 125 of said shares. The securities were issued in reliance to the exemption provided under Regulation D, Rule 506 for accredited investors.


ITEM 3  DEFAULTS ON SENIOR SECURITIES

NA

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5  OTHER INFORMATION

5.1.
As previously noted in our Report filed for the Quarter ended October 31, 2002, after the end of said period, the Company effected the filing of a new Series I Preferred Stock. The new Series I was offered in exchange for all Series A and F Shares at a rate of 1.5 Series I shares for each Series A Share, and 1.5 Series I Shares for each 10 Series F Shares. The Series I Shares eliminate the anti-dilution provisions of Series A Shares ( Series A shares anti-dilution provisions caused their conversion rate to increase from 1000/1 to 10,000/1 from inception in 1998 based on the pre-combination conversion rate), and further reduce the preference to $80/Share from $300/Share for Series A, and $100/Share in Series F. The conversion rate is set at 10,000 to one to common; however a conversion cap of 4.95% is established until December 2003 or in the event of a sale or similar corporate event (extendable by agreement), total holdings including beneficial holdings at any one time; and the voting rights of the new Series is only to the extent they may be converted at any time. A provision for a conversion adjustment is provided in the event that the market for the Company's common stock drops below $.30/share for a period immediately prior to a conversion request, with the adjustment eliminated if a later request is received after the $.30 thresh hold is reached. The upward share adjustment is made proportionally to the decrease below $.30/share. It has been proposed to offer in exchange for no additional consideration approximately 350 I Shares for approximately 700 shares of a new class of preferred shares, tentatively "K" preferred, which would eliminate the $.30/adjustment, eliminate all voting rights and lower the preference. Exact terms have not negotiated and are expected to be completed after the filing of this Report.

Series G Preferred (issued in May, 2002) has varying conversion rates depending upon market performance and other factors, and voting rights vary accordingly. In addition, in the event that the Company issues either common stock or instruments convertible into common stock in a transaction valued at over $200,000 where the effective price of common stock for the consideration given is less than $.40/share, the conversion rate of Series G preferred is adjusted upward accordingly ($.40/share post-combination was the approximate market price of common underlying the Series G when issued). The recent Series I, J, and K share issuance would trigger this adjustment; however, a valuation has not been placed on these transactions for these purposes as yet by the Board of Directors. No Series G shares have been converted, and there have been no shareholder actions since the consent actions in June, 2002 (Please see the two Information Statements sent to shareholders and filed with the SEC in June 2002 for more information).

Series J shares were authorized during the period, but the Designation of Rights and issuance thereof had not occurred by Quarter-end. Please see Note 3 to the financials for a discussion of the terms thereof.


99. Exhibit: Title 18 Certification


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

Date: March 17, 2003

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



                                    Signature




/s/ Thomas Gillespie                 Title                         Date
---------------------        ------------------------       ------------------
    Thomas Gillespie         CEO, President, Director       March 17, 2003