Form 10QSB
period 2003-04-30
AQUA VIE BEVERAGE CORP
filed 2003-06-27
CIK 1068104

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  FORM 10 QSB
                                  -------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                April 30, 2003

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

YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                            Outstanding at April 30, 2003
------------------------------               -------------------------------
Common Stock, Par value $0.001                          14,902,923

                         AQUA VIE BEVERAGE CORPORATION
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                       April 30
                                                                         2003        July 31,
                                                                     (Unaudited)       2002
                                                                     ------------   ------------

ASSETS
    CURRENT ASSETS
     Cash                                                           $   365,676    $     2,179
     Accounts receivable                                                 19,688          6,471
     Inventory                                                          244,457        120,006
     Prepaid and other assets                                            20,022          6,737
                                                                    -----------    -----------
        Total Current Assets                                            649,843       135,393
                                                                    -----------    -----------

    PROPERTY AND EQUIPMENT
     Equipment                                                          207,782        201,608
     Less accumulated depreciation                                     (190,316)      (150,222)
                                                                    -----------    -----------
        Total Property and Equipment                                     17,466         51,386
                                                                    -----------    -----------

    OTHER ASSETS
     Intangibles                                                        281,164        281,164
     Less accumulated amortization                                     (165,881)      (105,433)
                                                                    -----------    -----------
        Total Other Assets                                              115,283        175,731
                                                                    -----------    -----------

    TOTAL ASSETS                                                    $   782,592    $   362,510
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

    CURRENT LIABILITIES
     Accounts payable                                               $   148,512    $   320,030
     Accounts payable - related party                                    91,553         54,292
     Bank overdraft                                                        --           16,388
     Settlements payable                                                 36,000         36,000
     Notes payable - current                                            163,851        218,422
     Accrued expenses                                                    67,276         87,367
     Accrued compensation, related party                                184,225        180,000
     Loan from related party                                             91,423        156,325
                                                                    -----------    -----------
        Total Current Liabilities                                       782,840      1,068,824
                                                                    -----------    -----------

    LONG-TERM DEBT
     Notes payable - net of current portion                               9,123         10,928
                                                                    -----------    -----------

    COMMITMENTS AND CONTINGENCIES                                          --             --
                                                                    -----------    -----------


    STOCKHOLDERS' DEFICIT
     Preferred  stock,  Series  A, B, C,  D, E, F, G, H, I, J and K  $0.001  par
        value; 5,000,000 shares authorized, 12,214 and 12,941
    shares issued and outstanding, respectively                             12              13
 Common stock, $0.001 par value; 120,000,000 shares
    authorized, 14,902,923 and 5,337,551 shares
    issued and outstanding, respectively                                14,903           5,337
 Additional paid-in capital                                         10,329,355       7,008,584
 Subscriptions receivable                                             (388,309)           --
 Accumulated deficit                                                (9,965,332)     (7,731,176)
                                                                  ------------    ------------
    Total Stockholders' Deficit                                         (9,371)       (717,242)
                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $    782,592    $    362,510
                                                                  ============    ============


   The accompanying notes are an integral part of these financial statements.



                                                        Three Months Ended             Nine Months Ended
                                                             April 30,                     April 30,
                                                  ----------------------------    ----------------------------
                                                       2003            2002            2003           2002
                                                  ------------    ------------    ------------    ------------

NET REVENUES                                      $     30,421    $      6,643    $     72,817    $    129,565

COST OF GOODS SOLD                                      11,077          11,301          51,742         183,943
                                                  ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                                     19,344          (4,658)         21,075         (54,378)
                                                  ------------    ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
      Promotion and advertising                        912,699           9,444       1,492,367          86,732
      Legal and accounting                              70,582          25,145         175,239          84,642
      Depreciation and amortization                     30,091          38,156         100,541         112,377
      Officer's compensation                            60,000          60,000         180,000         180,000
      Consulting                                        51,824            --            75,806           8,800
      Other general and administrative expenses        144,188          57,906         317,212         186,402
                                                  ------------    ------------    ------------    ------------
           Total Expenses                            1,269,384         190,651       2,341,165         658,953
                                                  ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                (1,250,040)       (195,309)     (2,320,090)       (713,331)

OTHER INCOME (EXPENSES)
      Forgivements of related party payable            168,974            --           168,974            --
      Interest expense                                  (4,640)         (8,193)        (83,040)        (28,730)
                                                  ------------    ------------    ------------    ------------
                                                                                       164,334          85,934

LOSS BEFORE TAXES                                   (1,085,706)       (203,502)     (2,234,156)       (742,061)

INCOME TAXES                                              --              --              --              --
                                                  ------------    ------------    ------------    ------------

NET LOSS                                          $ (1,085,706)   $   (203,502)   $ (2,234,156)   $   (742,061)
                                                  ============    ============    ============    ============

NET LOSS PER COMMON SHARE
      BASIC AND DILUTED                           $      (0.09)   $      (0.05)   $      (0.25)   $      (0.22)
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING, BASIC AND DILUTED         12,341,579       3,801,553       8,825,428       3,421,437
                                                  ============    ============    ============    ============

                   See notes to interim financial statements.


                         AQUA VIE BEVERAGE CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                   Preferred Series A - K       Common Stock
                                  ---------------------- ----------------------- Additional
                                   Number                   Number                 Paid-in     Subscriptions Accumulated
                                   of Shares   Amount     of Shares    Amount      Capital      Receivable     Deficit        Total
                                  ---------  ----------- ------------ ---------- ------------- ------------- ------------  ---------
Balance, July 31, 2001              15,074  $       15    2,912,749  $   2,912  $  5,617,502  $ (176,977) $ (5,901,501) $  (458,049)

Issuance of common stock
    for cash at $0.81 per share          -           -      312,500        312       253,583           -            -       253,895

Issuance of common stock for
    services at an average of
    $0.68 per share                      -           -      769,667        770       521,613           -            -       522,383

Issuance of common stock
    for debt at $1.04 per share          -           -      265,000        265       275,762           -            -       276,027

Issuance of common stock for
    settlement at $0.10 per share        -           -       12,000         12         1,188           -            -         1,200

Conversion of preferred Series A
    to common stock                   (376)          -       80,080         80           (80)          -            -              -

Conversion of preferred Series B
    to common stock                    (45)          -        9,562         10           (10)          -            -              -

Conversion of preferred Series D
    to common stock                (11,112)        (11)     925,993        926          (915)          -            -              -

Conversion of preferred Series E
    to common stock                   (600)         (1)      50,000         50           (49)          -            -              -

Forgiveness of payroll by officer        -           -            -          -        60,000           -            -        60,000

Issuance of preferred Series G for
    waiver from officer             10,000          10            -          -       279,990           -            -       280,000

Payment of stock subscriptions
    receivable                           -           -            -          -             -     176,977            -       176,977

Net loss for the year ended
    July 31, 2002                        -           -            -          -             -           -    (1,829,675)  (1,829,675)
                                  --------- ----------- ------------ ---------- ------------- ----------- ------------  ------------
Balance, July 31, 2002              12,941          13    5,337,551      5,337     7,008,584           -    (7,731,176)    (717,242)

Conversion of preferred Series D
    to common stock                   (366)          -       30,500         31           (31)          -            -              -

Issuance of common stock at $0.05
    per share for debt conversion        -           -    2,267,124      2,268      216,040           -            -       218,308

Issuance of common stock at $0.30
    per share for settlement             -           -       54,700         55        25,523           -            -        25,578

Issuance of common stock for
    for fractional shares                -           -           14          -             -           -            -              -

Issuance of common stock for services
    at $0.30 to $0.71 per share          -           -      164,000        164        76,693                                 78,857

Issuance of common stock for services
    and receivable at $0.67 per share    -           -      543,500        543       362,052     (326,175)          -        36,420

Issuance of Series H preferred stock
    at $480.00 per share
    for loan settleme                  125           -            -          -        60,000           -            -        60,000

Confersion of Series A preferred stock
    to Series I preferred stock
    at l:1.5                           407           -            -          -             -           -            -              -

Conversion of Series F preferred
    stock  to Series I preferred
    at 10:1.5                       (1,116)         (1)           -          -             1           -            -              -

Conversion of Series I preferred stock
    to common stock at 10:1           (398)          -    3,972,876      3,972        (3,972)          -            -              -

Issuance of Series J preferred stock
    for accounts payable - related
    party and receivables              524           -            -          -     2,586,998      (62,134)          -     2,524,864

Conversion of Series I preferred stock
    to Series K preferred stock
    at 1:2                             350           -            -          -             -           -            -              -

Conversion of Series K preferred stock
    to common stock at 10:1           (253)          -    2,532,658      2,533        (2,533)          -            -              -

Net loss for the nine months ended
    April 30, 2003 (unaudited)           -           -            -          -             -           -   (2,234,156)   (2,234,156)
                                  --------- ----------- ------------ ---------- ------------- ----------- ------------  ------------
Balance, April 30, 2003
    (unaudited)                     12,214  $       12   14,902,923  $  14,903  $ 10,329,355  $ (388,309) $(9,965,332) $     (9,371)
                                  ========= =========== ============ ========== ============= =========== ============  ============



                   See notes to interim financial statements.

                         AQUA VIE BEVERAGE CORPORATION
                             STATEMENT OF CASH FLOWS

                                                                             Nine Months Ended
                                                                                  April 30,
                                                                         --------------------------
                                                                             2003           2002
                                                                         -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           $(2,234,156)   $  (742,061)
      Adjustments to reconcile net loss to net cash
           used by operating activities:
               Depreciation and amortization                                 100,541        112,377
               Stock issued for services                                     113,277         64,610
               Stock issued for settlement                                    25,578           --
               Stock issued for loan incentive                                60,000           --
               Stock issued for interest on debt                              32,002         39,027
               Services charged to additional paid-in capital                   --           60,000
      Changes in assets and liabilities:
               Accounts receivable                                           (13,217)       (46,578)
               Receivable from related party                                (175,775)          --
               Inventory                                                    (124,451)        36,240
               Prepaid expenses                                              (13,285)         1,697
               Accounts payable                                             (171,518)       (25,912)
               Accounts payable - related party                            1,436,110           --
               Accrued expenses                                              (20,091)       108,197
               Loans from related parties                                    (64,902)        (8,434)
               Accrued compensation                                            4,225           --
                                                                         -----------    -----------
           Net cash used by operating activities                            (869,887)      (400,837)
                                                                         -----------    -----------

CASH USED BY INVESTING ACTIVITIES:
      Purchase of equipment                                                   (6,174)          --
      Purchase of intangibles                                                   --          (33,213)
                                                                         -----------    -----------
           Net cash used by investing activities                              (6,174)       (33,213)
                                                                         -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
      Sale of common stock                                                      --          253,895
      Proceeds from notes payable                                          1,256,865           --
      Receipts from stock subscriptions                                         --          176,977
      Net payments of bank overdraft                                         (16,388)          --
      Net proceeds from bank overdraft                                          --            2,251
      Net payments on long-term debt                                            (919)        (2,309)
                                                                         -----------    -----------
           Net cash provided by financing activities                       1,239,558        430,814
                                                                         -----------    -----------

INCREASE (DECREASE) IN CASH                                                  363,497         (3,236)

BEGINNING BALANCE                                                              2,179          3,608
                                                                         -----------    -----------

ENDING BALANCE                                                           $   365,676    $       372
                                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Income taxes paid                                                  $      --      $      --
      Interest paid                                                      $     4,435    $     1,968

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued for services                                   $   113,277    $    64,610
      Forgiveness of debt and accrued payroll                            $      --      $    60,000
      Issuance of common stock for debt and interest                     $   218,308    $   276,027
      Issuance of common stock for settlements                           $    25,578    $      --
      Issuance of preferred stock for loan incentive                     $    60,000    $      --
      Issuance of preferred stock for accounts payable - related party
           and receivable                                                $ 2,524,864    $      --

                   See notes to interim financial statements.

                          AQUA VIE BEVERAGE CORPORATION
                 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
                                 April 30, 2003


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

Operating results for the nine months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31,2003.

Going Concern

As shown in the financial statements, the Company incurred a net loss of $2,234,156 for the nine month period ended April 30, 2003 and has an accumulated deficit of $9,965,332. The Company has negative equity, negative working capital and limited sales volume. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.


NOTE 2 - COMMON STOCK

Reverse Stock Split

On September 3, 2002, the Company's board of directors authorized a 1:20 reverse stock split of its $0.001 par value common stock. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split.

Common Stock Issuances

Disputed liabilities were settled during the nine months ended April 30, 2003 by the Company's issuance of 54,700 shares of common stock to the related vendors. The stock was valued at $25,578, which represented the fair market value of the stock on the dates of issuance. No gain or loss was recognized from this transaction.

During the nine months ended April 30, 2003, the Company converted debt and accrued interest to 2,267,124 shares of common stock valued at $218,308. The stock was valued at its fair market value on the dates of issuance. No gain or loss was recognized on this transaction.

During the nine months ended April 30, 2003, the Company also issued 164,000 shares of common stock for services valued at $76,824; 30,500 shares of common stock for the conversion of 366 shares of the Company's preferred Series D stock; and 3,972,876 shares of common stock for the conversion of 398 shares of the Company's preferred Series I stock; 2,532,658 shares of common stock for the conversion of 253 shares of the Company's preferred Series K stock; and 543,500 shares of common stock for stock subscription receivable valued at $362,595 prior to a reduction for services received of $36,420.

NOTE 3 - PREFERRED STOCK

During the nine months ended April 30, 2003, the Company converted 366 shares of its Series D preferred stock into 30,500 shares of common stock, 398 shares of its Series I preferred stock into 3,972,876 shares of common stock and 253 shares of its Series K preferred stock into 2,532,658 shares of common stock.

In addition, the Company issued 125 shares of Series H preferred stock and 524 shares of Series J preferred stock. The Series H preferred stock was issued for loan incentive value at $60,000. The Series J stock was issued for payment of accounts payable - related party in the amount of $2,586,999 and a receivable in the amount of $62,134. (See Note 5.) Shareholders of 813 shares of Series A preferred stock converted to 1,220 shares of Series I preferred stock and shareholders of 1,860 shares of Series F preferred stock converted to 186 shares of Series I preferred stock. Shareholders of 350 shares of Series I preferred stock converted to 700 shares of Series K preferred stock. Other information regarding preferred Series H preferred stock, Series I preferred stock, Series J preferred stock and Series K preferred stock as follows:

The Company is authorized to issue a total of 5,000,000 shares of preferred stock, par value at $0.001. At January 31, 2003, the Company had six classes of preferred stock outstanding with an aggregate of 466,000 shares authorized. The Company has been authorized to issue 200,000 shares of $0.001 par value Series A preferred stock, 200,000 shares of $0.001 par value Series B preferred stock, 10,000 shares of $0.001 par value Series C preferred stock, 20,000 shares of $0.001 par value Series D preferred stock, 5,000 shares of $0.001 par value Series E preferred stock, 5,000 shares of $0.001 par value Series F preferred stock, 25,000 shares of $0.001 par value Series G preferred stock, 1,000 shares of $0.001 par value Series H preferred stock, 5,000 shares of $0.001 par value Series I preferred stock, 1,000 shares of $0.001 par value Series J preferred stock and 1,000 shares of $0.001 par value Series K preferred stock. The board of directors of the Company has the authority to issue shares of preferred stock from time to time in one or more classes or series, which may have such voting power, full or limited as fixed by the board of directors. The board of directors may also determine the terms of any such series or class, including dividend rights, dividend rates, conversion, exchange, voting rights and terms of redemption, the redemption price and the liquidation preference of such class or series.

The number of shares outstanding of preferred stock, Series A, B, C, D, E, F, G, H, I, J and K and amounts were as follows:

                                                    July 31, 2002
                                       -----------------------------------------
                                       Number of Shares            Amount
                                       ----------------      -------------------
                      Series A                 813                $    1
                      Series B                --                    --
                      Series C                --                    --
                      Series D                 888                     1
                      Series E                --                    --
                      Series F               1,860                     1
                      Series G              10,000                    10
                                            ------                ------
                        Total               12,941                $   13
                                            ======                ======

                                                   April 30, 2003
                                       -----------------------------------------
                                       Number of Shares            Amount
                                       ----------------      -------------------
                      Series A                --                  $ --
                      Series B                --                    --
                      Series C                --                    --
                      Series D                 522                     1
                      Series E                --                    --
                      Series F                --                    --
                      Series G              10,000                    10
                      Series H                 125                  --
                      Series I                 596                     1
                      Series J                 524                     1
                      Series K                 447                  --
                                            ------                ------
                        Total               12,214                $   13
                                            ======                ======



General Terms

All Series A, B, C, D, E, F, G, H, I, J, and K preferred stock shares contain standard terms relative to adjustment for stock splits and combinations, reorganizations, mergers, and consolidations or sales of assets, registration of stock issued upon conversion, and registration rights. For dividend, liquidation, mergers and consolidations, the respective rights of each series are different. Series A preferred stock is limited to $300 per share in non-cumulative preferential dividends before common stock. Each Series A preferred share has liquidation rights and merger or consolidation rights before common stock. Series B preferred stock is limited to $6 per share in non-cumulative preferential dividends before common stock. Each Series B preferred share has liquidation rights and merger or consolidation rights before common stock. Series C preferred stock is limited to $0.25 per share in non-cumulative preferential dividends before common stock. Each Series C preferred share has liquidation rights and merger or consolidation rights before common stock. Series D preferred stock is limited to $100 per share in non-cumulative preferential dividends before common stock. Each Series D preferred share has liquidation rights and merger or consolidation rights before common stock. Series E preferred stock is limited to $100 per share in non-cumulative preferential dividends before common stock. Each Series E preferred share has liquidation rights and merger or consolidation rights before common stock. Series F preferred stock is limited to $100 per share in non-cumulative preferential dividends before common stock. Each Series F preferred share has liquidation rights and merger or consolidation rights before common stock. Series G preferred stock is limited to $80 per share in non-cumulative preferential dividends before common stock. Each Series G preferred share has liquidation rights and merger or consolidation rights before common stock. Series H preferred stock is limited to $1.00 per share in non-cumulative preferential dividends before common stock Each Series H preferred share has liquidation rights and merger or consolidation rights before common stock. Series I preferred stock is limited to $80 per share in non-cumulative preferential dividends before common stock. Each Series I preferred share has liquidation rights and merger or consolidation rights before common stock. Series J preferred stock is limited to $80 per share in non-cumulative preferential dividends before common stock. Each series J preferred share has liquidation rights and merger or consolidation rights before common stock. Series K preferred stock is limited to $100 per share in non-cumulative preferential dividends before common stock. Each Series K preferred share has liquidation rights and merger or consolidation rights before common stock.

As of the date of these financial statements, no dividends have been declared due to the Company's accumulated deficit.

Voting Rights

All Series A, B, C, E, F, G, H, I and J preferred shares have the right to vote based on their conversion rights to common shares. Series D preferred shares have the right to vote based on five and a half times their conversion rights to common shares. Series G preferred shares have the right to vote based on four times their conversion rights to common shares. Series K preferred shares shall have no voting rights unless required under Delaware law.

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

Preferred Series F have a basic conversion rate of 100 shares of common stock for every share of preferred stock. Preferred Series G have a basic conversion rate of 400 shares of common stock for every share of preferred stock. Preferred Series H have a basic conversion rate of 5,000 shares of common stock for every share of preferred stock. Preferred Series I , J and K have a basic conversion rates of 10,000 shares of common stock for every share of preferred stock. Preferred Series I has a conversion cap until December 31, 2003 whereby the person converting the stock cannot hold more then 4.95% of the Company's common stock at any time. Preferred Series J has a conversion cap until December 31, 2003 whereby the person converting the stock cannot hold more then 4.99% of the Company's common stock at any time. Preferred Series K has a conversion cap until September 30, 2004 whereby the person converting the stock cannot hold more then 4.99% of the Company's common stock at any time.

NOTE 4 - NOTES PAYABLE

Current  notes  payable at April 30,  2003 and July 31,  2002  consisted  of the
Following:


                                                       April 30,        July 31,
       Creditor and Conditions                           2003            2002
--------------------------------------------------------------------------------

Note  payable to GMAC,  interest at 13.99%,  secured
by 2000 Plymouth  Voyager, payable in monthly
installments of $452.07 through April 28, 2006.       $  12,974      $  14,350

Bruce  Butcher,  unsecured,  interest at 8%,
convertible to one share of common stock
per $0.80 of debt, due on demand.                          --           75,000

Joe Wozniak, unsecured, interest at 8%, convertible
to one share of common stock per $0.80 of debt,
due on demand.
                                                           --           80,000

Keely Smith, secured by product inventory of
subsidiary, interest at 24%, due on September
25, 1998. Delinquent.                                    60,000         60,000
                                                     ----------      -----------
                                                     $   72,974      $ 229,350


Edwin Hamlin,  Sr., secured by product inventory,
 Interest at 12%, due on February 24, 2003.             100,000            --
                                                     ----------      -----------

Total                                                $  172,974      $  229,350

Less current portion                                    163,851         218,422
                                                     ----------      -----------

Net long-term debt                                   $    9,123      $   10,928
                                                     ==========      ===========


NOTE 5 - RELATED PARTY

The Company has a shareholder who acts as a Company representative in certain transactions. During the nine months ended April 30, 2003, this shareholder incurred $1,368,000 in promotional and other administrative expenses on behalf of the Company. This amount was recorded as accounts payable - related party. The accounts payable - related party was then paid through the issuance of Series J preferred stock. Accounts payable - related party to this shareholder is stated at $91,553 and $54, 292 at April 30, 2003 and July 31, 2002,
respectively. See Note 3.

NOTE 5 - RELATED PARTY TRANSACTION (Continued)

Effective April 30, 2003, a shareholder offered to forgive $168,974 owed to his firm for legal services performed for Aqua Vie. This amount is recorded as forgiveness of related party payable in other income.

NOTE 6 - RECLASSIFICATION

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented. A portion of notes payable, $5,220, was reclassified as a related loan.

NOTE 7 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at April 30, 2003 the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $265,676.

NOTE 8-COMMITMENTS AND CONTINGENCIES

On February 27, 2003, the Company entered into a consulting agreement with a related party whereby the Company will issue common stock in payment of consulting fees and for payment of subcontracting fees or other fees paid by the consultant to others. During the quarter ended April 30, 2003, the Company issued 543,500 shares of its common stock valued at $362,595. Because only a small portion of the consulting services were performed during the quarter, $326,175 has been recorded as subscription receivable at April 30, 2003. This receivable will be reduced as services are performed for the Company.

Subsequent to the quarter ended April 30, 2003, the consultant has paid for approximately $275,000 of expenses for the benefit of the Company.

NOTE 9-LEGAL PROCEEDINGS

The Securities and Exchange Commission ("SEC") temporarily suspended trading in the securities of Aqua Vie from May 2, 2003 through May 15, 2003 because of questions raised regarding the accuracy and completeness of information about Aqua Vie in fax broadcasts and on the Internet. Subsequent to the trading suspension, the SEC commenced a formal investigatory proceeding of the aforementioned.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Beginning calendar 2002 and to the end of the current period, the company continued to develop and refine a new marketing strategy incorporating greater brand and corporate awareness within acquired distribution channels, and directed toward broadening its portfolio of water-beverages and new product introductions within the all-natural retail, and all-other retail food markets.

The company's primary operating focus has been the development of its new Hydrator product line and product labels, for planned introduction this summer, additional production capacity, and the company's new corporate website.

Aqua Vie products are currently distributed through two major distributors in the natural foods market--Tree of Life/Gourmet Award Foods and United Natural Foods. The products are being featured in all-natural "store within a store" concepts, through various grocery chains including Safeway, Vons, Dominick's, Pavilions, Randall's, Tom Thumb, Carr's Genuardi's, Shaw's Supermarkets and Wild Harvest. The greatest concentration of retail availability is in the Pacific
Northwest, Southwest, and Northeast regions of the United States. During the most recent quarter, the company began marketing and product demonstration programs within these regions, aimed at increasing retail demand and geographic distribution of its all-natural product line. The company continues to make its products available directly to consumers through its website (www.aquavie.com).

Sales increased for the quarter ended April 30, 2003 compared to the previous quarter and the year ended April 30, 2002 as shipping of initial products for a nationwide store demonstration program commenced. Current assets were higher at the end of the most recent period, and our current liabilities decreased by about $285,984 from April, 2002.

During the quarter, the Company continued a program to settle or reduce our payables and other current liabilities aimed at strengthening our balance sheet and improving our credit in anticipation of a need for factoring capital and/or lines of credit to support increased production. In conjunction with these efforts, we also reduced accounts payable at April 30, 2003 to $148,512 from 320,030 at the beginning of the fiscal year.

In addition to its all-natural Hydrators, Aqua Vie has finalized the development of a low calorie line of Hydrators for chain retail markets that do not specialize in all-natural products (the all-other markets), for introduction this summer. The company anticipates introducing the first of its new product lines through new, as well as existing distribution channels.

Liquidity and Capital Resources

Despite the difficult capital markets, which severely hindered our operations throughout 2000 and 2001, we were able to secure approximately $3,321,000 in additional equity capital during the period July 31, 2002 - April 30, 2003. Additional capital we have received has enabled us to fund current operations, pay for additional production runs, and engage in an aggressive marketing and development program. Our preliminary goal is to achieve sustainable current sales sufficient to support overhead, and as a function of the sales achieved, to seek additional capital thereafter as needed, to support growth. We have not yet secured this capital, but management has been reviewing various alternatives to affect these capital objectives. The capital markets remain difficult due to global uncertainties and weak short-term economic outlook. Our success in achieving sustainable production and sales and the development of these compelling new products, together with improvement in our current position and the overall market situation, will determine the extent we will be able to continue acquiring additional capital, and the dilution this may entail.
Assuming increased revenues, driven by higher demand and additional product available for sale, we expect, as a result of our efforts to strengthen our current position, and to be able to present a better balance sheet when seeking support financing.

Results of Operations

Our assets increased in the current period, primarily due to production of new inventory and equity infusion. Relative to July 31, 2002, total assets increased approximately $420,082 of which approximately $363,000 was in cash, $125,000 was in inventory, and $13,217 was in accounts receivable. These increases were offset by approximately $100,000 of additional accumulated depreciation and amortization.

Our current liabilities decreased by approximately $285,900 during the period.

We had increased but low sales during the period ended April 30, 2003; however, as a result of the capital infusions, we anticipate additional production runs to support increasing sales. Expenses have continued however, and our deficit increased approximately $1.1 million during the period. Our accumulated deficit as of April 30, 2003 was $(9,965,332), compared to $(7,731,176) as of July 31,
2002 and $(6,643,561) as of April 30, 2002. Although we maintained modest payroll costs, we incurred a substantial increase for promotional expenses, our most significant cost item during the quarter. Given the nature of the beverage industry and our place in that industry, we expect advertising and promotional new product introduction costs to be a significant factor in the company's growth, through the remainder of this year and throughout fiscal 2004.


ITEM 3. CONTROLS AND PROCEDURES

In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-QSB, the Chief Executive Officer and Chief Financial Officer of the Company (the "Certifying Officers") have conduct ed evaluations of the Company's disclosure controls and procedures. As defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective in causing information to be recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms and communicated to management of the Company to allow timely decisions regarding the Company's public disclosures. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C 1350), each of the Certifying Officers executed an Officer's Certification included in this Quarterly Report on Form 10-QSB.

As of the date of this Quarterly Report on Form 10-QSB, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the Certifying Officers' evaluation.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no substantial legal proceedings against the Company, and the Company is unaware of any such meaningful proceedings contemplated against it. The Company has had, and anticipates in the future that it will have, conflicts as regards certain Accounts Payable for services invoiced but not adequately performed.


ITEM 2. CHANGE IN SECURITIES

There were several exchanges of securities during the period for pre-existing debt that did not entail any new consideration. Please see the financial statements for details. During the period, a new class of shares, "J" Preferred Shares (See item 5) was subscribed to for a consideration of $500,000 for 125 of said shares. The securities were issued in reliance to the exemption provided under Regulation D, Rule 506 for accredited investors.

(b) There were several exchanges of securities during the period for pre-existing debt that did not entail any new consideration. Please see the financial statements for details. There was also a new class of preferred shares, "Series K" designated, which does not have voting rights and eliminated the $.30 anti-dilution provision. Please see the financial statements for a complete description of terms and for a description of exchanges for a portion of the Series I shares. Exchanges were without additional consideration and the Company relied upon the Regulation D exemption as to accredited investors.


ITEM 3  DEFAULTS ON SENIOR SECURITIES

A subsidiary of Aqua Vie, Keely Smith, delinquent, has a credit of 60,000 with an interest rate of 24%. It was due on September 25, 1998.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NA

ITEM 5  OTHER INFORMATION

5.1.

The company's co-packer, Lyons Magnus, has determined that it wished to concentrate on a few larger accounts, and accordingly has notified the Company that it wished to forthwith terminate the co-packing relationship. A bottling run is currently scheduled for August, 2003, and thereafter the Company expects to utilize other co-packers. Discussions are underway with other packers; however, no definite arrangements have been made.

As discussed in the last 10-Q, Item 5, a new series K Preferred shares were designated and offered in exchange for a portion of the Series I shares. Please see the Financial Statements and Notes for details.

As previously noted in our Report filed for the Quarter ended October 31, 2002, after the end of said period, the Company affected the filing of a new Series I Preferred Stock. The new Series I was offered in exchange for all Series A and F Shares at a rate of 1.5 Series I share for each Series A Share, and 1.5 Series I Shares for each 10 Series F Shares. The Series I Shares eliminate the anti-dilution provisions of Series A Shares (Series A shares anti-dilution provisions caused their conversion rate to increase from 1000/1 to 10,000/1 from inception in 1998 based on the pre-combination conversion rate), and further reduce the preference to $80/Share from $300/Share for Series A, and $100/Share in Series F. The conversion rate is set at 10,000 to one to common; however a conversion cap of 4.95% is established until December 2003 or in the event of a sale or similar corporate event (extendable by agreement), total holdings including beneficial holdings at any one time; and the voting rights of the new Series is only to the extent they may be converted at any time. A provision for a conversion adjustment is provided in the event that the market for the Company's common stock drops below $.30/share for a period immediately prior to a conversion request, with the adjustment eliminated if a later request is received after the $.30 thresh hold is reached. The upward share adjustment is made proportionally to the decrease below $.30/share. In our last report, it had been proposed to offer in exchange for no additional consideration approximately 350 I Shares for approximately 700 shares of a new class of preferred shares, tentatively "K" preferred, which would eliminate the $.30/adjustment, eliminate all voting rights and lower the preference. This has been effected, please see the Financial Statements for details.

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


ITEM 6. EXHIBITS AND REPORTS

99. Exhibit: (a) Title 18 Certification (b) Designation of Rights of Preferred Series K (c) Designation of Rights of Preferred Series J
              (d)  Employee Benefit Agreement for Valerie Gillespie

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this discussion which are not historical facts may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate", "estimate", and similar expressions identify forward-looking statements. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company has undertaken no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward-looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, need for market acceptance of the HYDRATOR(TM) product line, the Company's reliance at this time on a single product line, reliance on the market distribution and retail system and risks associated with the Company's international operations, currency fluctuations, the risks of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers, risks associated with competition and technological and product innovation by competitors, dependence on proprietary formulas, general economic conditions and conditions in the beverage industry, reliance on key management, limited manufacturing production history with respect to the aseptic bottling system, maintenance of quality control by the contract bottler, the need to transition to a new bottlerdependence on key suppliers, future capital needs and uncertainty of additional financing, availability of loan funds or other sources of capital, potential recalls and product liability, dilution, effects of outstanding convertible debentures and preferred stock, limited public market, liquidity, possible volatility of stock price, recently adopted new listing standards for NASDAQ securities and environmental matters.


                           SIGNATURES
                           ----------

                           AQUA VIE BEVERAGE CORPORATION
                                   (Registrant)


                               By:  /s/ Thomas Gillespie
                                    ---------------------------------------
                                        Thomas Gillespie
                                        Chief Executive Officer & President

Date: June 26, 2003

                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002-

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

                                    Signature
                                    ---------

/s/ Thomas Gillespie                   Title                       Date
---------------------        ------------------------        ----------------
    Thomas Gillespie         CEO, President, Director         June 27, 2003